Form 10-K
period 2024-12-31
Roman DBDR Acquisition Corp. II
filed 2025-03-31
CIK 2032528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-42435

Roman DBDR Acquisition Corp. II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9858 Clint Moore Road, Suite 205 Boca Raton, FL	33496
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 618-2524

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one Redeemable Warrant	DRDBU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	DRDB	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	DRDBW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2024. The registrant’s Units begin trading on The Nasdaq Global Market on December 13, 2024 and the registrant’s Class A Ordinary Shares and Redeemable Warrants began trading on The Nasdaq Global Market on February 3, 2025. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2024. The aggregate market value of the registrant’s outstanding Units, other than Units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Units on December 31, 2024, as reported on The Nasdaq Global Market, was $199,400,000.

As of March 31, 2025, there were 23,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;
●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Sponsor (as defined below);
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	the value of the Founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);
●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;
●	our financial performance; or
●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated December 12, 2024, which we entered into with our Sponsor;
●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;
●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);
●	“B. Riley” are to B. Riley Securities, Inc., the sole book-running manager for the Initial Public Offering (as defined below);
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Business Combination Marketing Agreement” are to the Business Combination Marketing Agreement, dated December 12, 2024, we entered into with B. Riley;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to December 16, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;
●	“Company,” “our,” “we,” or “us” are to Roman DBDR Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued (i) upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or (ii) at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“Initial Public Offering” or “IPO” are to the Initial Public Offering that we consummated on December 16, 2024;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on July 25, 2024;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on September 17, 2024, as amended, and declared effective on December 13, 2024 (File No. 333-282186);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Letter Agreement” are to the Letter Agreement, dated December 12, 2024, which we entered into with our Sponsor and our directors and officers;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Nasdaq” are to The Nasdaq Global Market;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;
●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;
●	“Option Units” are to the 3,000,000 units of our Company that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Over-Allotment Option” are to the 45-day option that underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised on January 23, 2025;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) to our Sponsor and B. Riley that occurred simultaneously with the initial closing of our Initial Public Offering and upon the closing of the Over-Allotment Option pursuant to the Private Placement Warrants Purchase Agreements (as defined below);
●	“Private Placement Warrants” are to the warrants issued to our Sponsor and B. Riley in the Private Placement;
●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated December 12, 2024, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated December 12, 2024, which we entered into with B. Riley, together;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that each Sponsor’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.06 per Public Share as of December 31, 2024 (before taxes payable, if any);
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated December 12, 2024, which we entered into with the Sponsor and B. Riley;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;
●	“Roman I” are to Roman DBDR Tech Acquisition Corp.;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting

v

of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);
●	“Sponsor” are to Roman DBDR Acquisition Sponsor II LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based Trust Account in which an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering, the Private Placement Warrants in the Private Placement, and the full exercise of the Over-Allotment Option were placed following the closing of the Initial Public Offering;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Underwriting Agreement’ are to Underwriting Agreement, dated December 12, 2024, which we entered into with B. Riley, as representative of the several underwriters of the Initial Public Offering;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1.Business.

Overview

We are a newly organized blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination. We have not selected any specific Business Combination target. While we may pursue an initial Business Combination target in any stage of its corporate evolution or in any industry or sector, our initial search is focused on companies in the cybersecurity, artificial intelligence (“AI”) or financial technology (“FinTech”) industries. Our Management Team has had significant success sourcing, acquiring, growing and monetizing these types of companies. We believe this experience makes us well suited to identify, source, negotiate and execute an initial Business Combination with the ultimate goal of pursuing attractive risk-adjusted returns for our shareholders.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On December 16, 2024, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $200,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we sold an aggregate of 7,385,000 Private Placement Warrants to our Sponsor and B. Riley in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,385,000. Of those 7,385,000 Private Placement Warrants, the Sponsor purchased 4,885,000 Private Placement Warrants and B. Riley purchased 2,500,000 Private Placement Warrants. Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at $11.50 per share.

On January 23, 2025, the underwriters of the Initial Public Offering fully exercised the Over-Allotment Option, and on January 27, 2025, purchased an additional 3,000,000 Option Units pursuant to such exercise. The Option Units were sold at an offering price of $10.00 per Option Unit, generating gross proceeds of $30,000,000. In connection with the closing of the Over-Allotment Option, the Sponsor and B. Riley purchased an additional 750,000 Private Placement Warrants in the aggregate at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $750,000.

A total of $231,150,000 of the proceeds from the Initial Public Offering, the Private Placement and the full exercise of the Over-Allotment Option, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by (i) Dixon Doll, Jr., our Chief Executive Officer, (ii) John C. Small, our Chief Financial Officer, and (iii) Dr. Donald G. Basile, our Chief Technology Officer. We must complete our initial Business Combination by December 16, 2026, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by the end of our Combination Period, then, unless our shareholders approve an extension to our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Management Team

We believe our Management Team is well positioned to identify and evaluate businesses within the cybersecurity, AI and FinTech industries that would benefit from being a public company and from access to our expertise. We believe we can achieve this mission by utilizing our Management Team’s extensive experience in growing and operating companies within the cybersecurity, AI and FinTech industries, as well as our broad network of industry relationships.

In August 2020, Dr. Basile and Mr. Doll founded Roman I. Roman I completed its Initial Public Offering in November 2020, in which it sold 23,156,000 units (inclusive of the partial exercise of the underwriters’ over-allotment option), each consisting of one share of Roman I Class A common stock and one-half of one warrant to purchase one share of Roman I Class A common stock, for an offering price of $10.00 per unit, generating gross proceeds of $231,560,000. On April 19, 2021, Roman DBDR I announced the execution of a definitive agreement to enter into its initial Business Combination with CompoSecure and completed the transaction in December 2021, after securing a $175 million convertible note and common stock PIPE from institutional investors. CompoSecure is a leading provider of premium financial payment cards and emergent provider of security solutions and is listed on Nasdaq. In connection with the closing of the Roman I Business Combination, 18,515,018 shares of Roman I’s Class A common stock were redeemed.

Past performance of our Management Team and its affiliates is not a guarantee either (i) of success with respect to any Business Combination we may consummate, or (ii) that we will be able to identify a suitable candidate for our initial Business Combination. Our shareholders should not rely on the historical performance record of our Management Team or its affiliates as indicative of our future performance.

Our Sponsor

Our Sponsor is a Delaware limited liability company, which was formed in July 2024 to invest in our Company. Although our Sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our Sponsor’s business is focused on investing in our Company. Mr. Doll and Dr. Basile are the managing members of the Sponsor and hold voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. In addition, our independent directors have received for their services as a director an indirect interest in the Founder Shares through membership interests in our Sponsor. Other than our Management Team, none of the other members of our Sponsor will participate in our Company’s activities.

Pursuant to the Letter Agreement, each of our Sponsor, directors and officers has agreed to restrictions on its ability to transfer, assign, or sell the Founder Shares and Private Placement Warrants. In addition, in order to facilitate our initial Business Combination or for any other reason determined by our Sponsor in its sole discretion, our Sponsor may surrender or forfeit, transfer or exchange our Founder Shares, Private Placement Warrants or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities.

Dilution

The Founder Shares will automatically convert into Class A Ordinary Shares at the time of our initial Business Combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of our initial Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares equaled, in the aggregate, on an as-converted basis, 25% of the total number of all Ordinary Shares outstanding following completion of the Initial Public Offering (including the Class A Ordinary Shares underlying the Option Units and excluding any Class A Ordinary Shares underlying the Private Placement Warrants) plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with our initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any warrants issued to our Sponsor or its affiliates or to our officers and directors upon conversion of Working Capital Loans made to us). Our Public Shareholders may incur substantial dilution due to such anti-dilution adjustments that result in the issuance of Class A Ordinary Shares on a greater than one-for-one basis upon conversion.

The conversion of up to $1,500,000 in Working Capital Loans made to finance transaction costs in connection with an initial Business Combination into warrants of the post-Business Combination entity at a price of $1.00 per warrant may result in material dilution to our Public Shareholders. Additionally, our Public Shareholders may experience material dilution from the exercise of the 8,135,000 Private Placement Warrants at a price of $11.50 per share purchased by our Sponsor and B. Riley simultaneously.

If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer substantial dilution. This dilution would increase to the extent that the anti-dilution provision of the Founder Shares result in the issuance of Class A shares on a greater than one-for-one basis upon conversion of the Founder Shares at the time of our initial Business Combination. In addition, the cashless exercise of the Private Placement Warrants would further increase the dilution to our Public Shareholders.

Business Strategy

Our acquisition strategy focuses broadly on targets within the cybersecurity, AI and FinTech industries. We believe our Management Team has a unique combination of deal structuring experience to address the specific needs of our target market coupled with proven operating capabilities based upon its substantial technical expertise and deep understanding of the underlying technology and business adoption cycle. The Management Team, driven by these skills, has realized capital in various private companies that have exited via initial public offerings and trade sale.

Our Management Team has worked together for over 20 years across Silicon Valley, including roles as founders, technology executives and board directors, which has allowed our Management Team to develop a pipeline of proprietary deal flow based upon our relationships with many C-Level executives and founders, former employees and associates, and deal partners across the leading venture capital and private equity groups. We believe our Management Team’s experience and deal flow pipeline will allow us to create value for our stockholders over time.

The cybersecurity market is poised for significant growth as the threat landscape for companies continues to rapidly evolve. The global AI cybersecurity market is expected to grow to over $133 billion by 2030 as companies seek new solutions to guard against AI attacks. Increasingly sophisticated hackers are leveraging AI and machine learning in their attacks. Companies increasingly control large amounts of customer data centralized in the cloud, which presents added vulnerabilities and increases the risk of a breach. As a result, the adoption of blockchain data storage solutions is growing as an attractive decentralized method for securing and protecting large sets of data.

Cybersecurity organizations are increasingly dependent on AI-based security in concert with traditional technologies to combat the new generation of cyber-attacks. According to a McKinsey report, global costs from cybercrime are expected to grow by 15% per year over the next five years, reaching an estimated $10.5 trillion annually by 2025, driving increased demand for technological advancements and transformative security solutions. Cybersecurity management has historically lagged technological advancement, and companies are rapidly seeking new security solutions, which presents a meaningful opportunity. This AI driven transformation provides opportunities across the technology spectrum from semiconductors in AI chip and sensor companies through systems, software and cloud companies that leverage these emerging capabilities.

As the digital technology revolutions continue, growth in AI technology is expected to have a meaningful, wide-reaching impact across industries and markets. According to McKinsey research, AI could contribute up to $15.7 trillion to the global economy in 2030, a 14% increase to global gross domestic product. Innovation in AI technology has driven increasing venture capital investments in the space with $290 billion invested over the last five years. Rising demand for generative AI products is projected to add approximately $280 billion of new software revenue per Bloomberg Intelligence, with the total market growing from $40 billion in 2022 to $1.2 trillion by 2032.

AI models are typically much more energy-intensive than the data retrieval, streaming, and communications applications that drove data center growth over the past two decades. At 2.9 watt-hours per ChatGPT request, AI queries are estimated to require ten times the electricity of traditional Google queries, which use about 0.3 watt-hours each; and emerging, computation-intensive capabilities such as image, audio, and video generation have no precedent. The Electric Power Research Institute has developed growth scenarios for data center loads from 2023 to 2030. Data centers are expected to grow to over 9% of U.S. electricity generation annually by 2030 versus an estimated less than 4% today. While the national-level growth estimates are significant, it is even more striking to consider the geographic concentration of the industry and the local challenges this growth can create. Today, fifteen states account for 80% of the national data center load, with data centers estimated to comprise a quarter of Virginia’s electric load in 2023. Concentration of demand is also evident globally, with data centers projected to make up almost one-third of Ireland’s total electricity demand by 2026. With the shift to cloud computing and AI, new data centers are growing in size. It is not unusual to see new centers being built with capacities from 100 to 1000 megawatts — roughly equivalent to the load from 80,000 to 800,000 homes. Connection lead times of one to two years, demands for highly reliable power, and requests for power from new, non-emitting generation sources can create local and regional electric supply challenges.

Similarly, the FinTech market is expected to experience continued growth from approximately $340 billion in 2024 to $1.2 trillion by 2032 according to Fortune Business Insights. Technological innovation in the FinTech industry has resulted in substantial disruption and reshaping of traditional financial services. Rapid digitization, democratization of investing and evolving consumer preferences have fueled rapid growth over the last decade. While funding and deal activity have slowed from record highs, there is a renewed emphasis on value creation through sustainable growth as the FinTech industry matures. The fusion of technology and finance is creating unprecedented opportunities in the banking industry with around 73% of the world’s interactions with banks occurring through digital channels. According to McKinsey research, FinTech revenues are expected to grow approximately three times faster than revenues in the traditional banking sector between 2023 and 2028.

As the financial services ecosystem continues to expand, there are numerous growth opportunities for FinTech companies. AI is expected to generate up to $1 trillion annually of additional value for the global banking industry. FinTech companies are utilizing AI to automate financial services, aid in fraud detection and summarize large data sources leading to significant value creation. Blockchain technology, cloud computing and Internet of Things are expected to be key growth drivers in the FinTech industry in the near-term.

Our acquisition search is initially concentrated on domestic companies capitalizing on the macro themes driving technological advancement across our industries of focus. We are targeting established companies with growing sales pipelines and/or revenues and diversified customer bases that have well-developed and/or mature technologies and services that are addressing the evolving market demand.

The selection process leverages our Management Team’s relationships with experienced executive teams, venture capitalists and private sponsors, which we believe can be enhanced with our Management Team’s business development assistance. Our Management Team has extensive relationships in the Stanford University and University of Michigan alumni networks and has a unique technical ability to assess market and product risk with substantial business development and operational skills to scale a business globally.

Our primary focus is on U.S. companies, but we will also consider certain international companies that have established a proven business model and can use capital to rapidly scale. We utilize our Management Team’s many years of experience and relationships to work with top venture firms looking to efficiently scale their winning portfolio companies and partner with private equity firms looking to build further business value in the technology industry.

We believe our Management Team has a competitive advantage as a result of its experience identifying emerging market disruptive leaders and leading global technology companies, with strengths in company operations, business and corporate development and mergers and acquisitions coupled with the application of technologies in Fortune 5000 enterprise accounts. This expertise is coupled with our Management Team’s substantial deal experience, where we have worked cooperatively with targets and companies to develop and execute financings on a primary and secondary basis, using different elements of the capital structure and financial structuring to support dividend recapitalizations and other corporate financing strategies to maximize the returns of stakeholders.

We believe that the deep technical domain expertise in AI, cybersecurity-related technology and FinTech allows us to capitalize and partner with management teams looking to build category-leading companies. We believe our combined experience, including technical expertise, enables us to offer public investors and target company stakeholders a differentiated approach to accelerating growth and driving value creation in key global markets by helping management teams enhance operational efficiency and scale. In the last decade, members of our Management Team have been investors and operators in multiple start-ups participating in early-stage seed rounds, initial Series A fundings and initial public offerings. In addition, they have executed secondary offerings and recapitalization strategies to serve the specific needs and goals of founders and early investors.

Business Combination Criteria

Our Business Combination criteria is not limited to a particular industry or geographic sector. However, given the experience of our Management Team and the Board, we are focusing our search on companies in the cybersecurity, AI or FinTech industries.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating initial Business Combination opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines.

●	Size: We are focusing on companies that alone, or through a strategic combination with another company, have a most recent enterprise valuation between $300 million and $1.5 billion. We believe at this scale we can most effectively apply the experience and resources of the Management Team to accelerate growth and enhance profitability.
●	Stage: From late-stage venture through mature enterprise buyout.
●	Focus: We are targeting companies in the cybersecurity, AI or FinTech sectors. Within this sector focus, we are concentrating on companies that are addressing a specific market need with differentiated technology and are positioned for strong growth that can be enhanced through partnership with our Management Team.
●	Management Capability: We are targeting companies with strong management teams that are capable of scaling to operate successfully on a global basis. Our Management Team is committed to providing support, guidance and, where necessary, additional management talent to assist the target company in executing its value creation strategy and achieving its vision.
●	Differentiation: We are looking for potential acquisitions that have powerful competitive advantages, strong innovation capabilities and an adaptive Management Team committed to a positive culture grounded in strong values, including the importance of diversity and inclusion while serving the interests of a broader set of stakeholders.
●	Benefit from being a Public Company: We evaluate companies that can benefit greatly from becoming a public company and the associated public profile and broader access to capital.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria that our Management Team may deem relevant. In the event we find an opportunity that has characteristics more compelling to us than the characteristics described above, we would pursue such opportunity.

In evaluating a prospective target business, we conduct a due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry that is made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

Although our Management Team assess the risks inherent in a particular target business with which we may combine, we cannot assure our shareholders that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another Business Combination.

Competitive Strengths

We are leveraging the following sources of competitive strength in seeking to achieve our business strategy:

●	Management Team’s industry knowledge and contacts.
●	Deal flow and business development resources available from our Sponsor and its affiliates.
●	Management Team’s experience and reputation in sourcing opportunities, including prior SPAC expertise.
●	Extensive relationships within the private equity community (a likely source of deal flow).
●	Management Team’s demonstrated ability to create value for their shareholders.
●	Strong track record of operational excellence.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination (including pursuant to any forward purchase agreements or backstop agreements into which we may enter following the consummation of the Initial Public Offering or otherwise), Ordinary Shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early-stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution under Cayman Islands law and our Amended and Restated Charter. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until December 16, 2026, or until such earlier liquidation date as our Board may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within the Combination Period, we may seek shareholder approval to amend our Amended and Restated Charter to extend the date by which we must consummate our initial Business Combination. If we seek shareholder approval for an extension, Public Shareholders will be offered an opportunity to redeem their Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

If we are unable to complete our initial Business Combination within the Combination Period, or by such earlier liquidation date as our Board may approve, we will redeem 100% of the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, subject to applicable law and certain conditions as further described herein. As of December 31, 2024, the pro rata redemption price was approximately $10.06 per Public Share (less taxes payable). However, we cannot assure our shareholders that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our Public Shareholders.

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) (such test, the “80% Test”). Our Board will make the determination as to the fair market value of our initial Business Combination. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by the company in such a Business Combination is fair to the company from a financial point of view. We are not required to obtain such an opinion in any other context. Additionally, pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test described above. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors (or their respective affiliates), or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Charter) with our Sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our Management Team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Warrants following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial Business Combination within the Combination Period, or by such earlier liquidation date as our Board may approve, the Founder Shares and Private Placement Warrants may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Charter provides that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter that (x) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other, or (y) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other SPAC with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination.

Sourcing of Potential Business Combination Targets

We believe our Management Team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial Business Combination targets. Over the course of their careers, the members of our Management Team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our Management Team sourcing, acquiring and financing businesses, the reputation of our Management Team and advisors for integrity and fair dealing with sellers, financing sources and target Management Teams and the experience of our Management Team in executing transactions under varying economic and financial market conditions.

This network has provided our Management Team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our Management Team will serve as important sources of investment opportunities. In addition, target Business Combination candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors (or their respective affiliates), or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Charter) with our Sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed initial Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination in the amount of approximately $201.3 million (as of December 31, 2024), we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

Financing

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Public Shares, we may use the balance of the cash released to us from the Trust Account following the closing of the Initial Public Offering for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies, or for working capital.

We may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution and these securities could have rights that rank senior to our Public Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our Public Shareholders may incur material dilution. In addition, we are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public

Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements into which we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses are brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read either the prospectus for our Initial Public Offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by the company to our Sponsor, officers, directors, advisors, or their respective affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

We will engage a finder only to the extent our Management Team determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made in connection with our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made in connection with our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Charter. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial Business Combination if, for example:

●	We issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);
●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or
●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors, and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors, and their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, officers, advisors, and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors, and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

The purpose of any such transactions could be to (i) increase the likelihood of obtaining shareholder approval of the Business Combination, (ii) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval in connection with our initial Business Combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, directors, officers, advisors, and their affiliates anticipate that they may identify the Public Shareholders with whom our Sponsor, directors, officers, advisors, and their affiliates may pursue privately negotiated transactions by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, directors, officers, advisors, and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination, but only if such shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, directors, officers, advisors, and their affiliates will select from which Public Shareholders to purchase Public Shares based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing Public Shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, directors, officers, advisors, and their affiliates are restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers, advisors, and their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, directors, officers, advisors, and their affiliates may purchase Public Shares or Public Warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;
●	if our Sponsor, directors, officers, advisors and their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, officers, advisors, and their affiliates would not be voted in favor of approving the Business Combination transaction;
●	our Sponsor, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Current Report on Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:
o	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers, advisors, and their affiliates, along with the purchase price;
o	the purpose of the purchases by our Sponsor, directors, officers, advisors, and their affiliates;
o	the impact, if any, of the purchases by our Sponsor, directors, officers, advisors, and their affiliates on the likelihood that the Business Combination transaction will be approved;
o	the identities of our security holders who sold to our Sponsor, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers, advisors, and their affiliates; and
o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account was approximately $10.06 per Public Share as of December 31, 2024 (less taxes payable). The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the fee payable to B. Riley pursuant to the Business Combination Marketing Agreement.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our initial Business Combination.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Charter would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our Amended and Restated Charter and apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a Special Resolution, so long as we offer redemption in connection with such amendment.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Charter:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution under Cayman Islands law and our Amended and Restated Charter, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of our Company. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares and any (i) Private Placement Shares underlying the Private Placement Warrants and (ii) Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of our initial Business Combination.

For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Sponsor’s Founder Shares, we would need 7,666,667, or 33.3%, of the 23,000,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming all outstanding shares are voted. Assuming that only the holders of one-third of our issued and outstanding Ordinary Shares, representing a quorum under our Amended and Restated Charter vote their Ordinary Shares at a general meeting of our Company, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of the plan of merger or consolidation for the statutory merger or consolidation will require a Special Resolution.

In addition, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) will be entitled to vote on continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial Business Combination, which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Shareholders who elected to redeem their shares.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (“Excess Shares”), without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of shares, and subsequent attempts by such Public Shareholders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares could threaten to exercise its redemption rights if such Public Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares without our prior consent, we believe we are limiting the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we are not restricting our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to exercise its redemption rights. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a nominal fee and it would be up to the broker whether or not to pass this cost on to the redeeming Public Shareholder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Charter provides that we will have only the duration of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period; although, they will entitled to liquidating distributions from assets outside the Trust Account. If our Sponsor or Management Team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted Combination Period.

Our Sponsor, officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1.27 million of proceeds held outside the Trust Account as of December 31, 2024, although we cannot assure our shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.06 (as of December 31, 2024). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than $10.06. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management considers whether competitive alternatives are reasonably available to us and only enters into an agreement with such third party if Management believes that such third party’s engagement is in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm, and the underwriters of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.05 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our shareholders would receive such lesser amount per share in connection with any redemption of our shareholders’ Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.05 per share due to reductions in the value of the Trust Account assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure our shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.05 per share. We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2024, we had access to up to approximately $1.27 million from the proceeds of the Initial Public Offering and the Private Placement with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, Public Shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our shareholders we will be able to return $10.05 per share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Charter (x) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including, but not limited to, cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholders’ voting in connection with the Business Combination alone will not result in a Public Shareholders’ redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Charter, like all provisions of our Amended and Restated Charter, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we have encountered competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have three officers: Messrs. Doll, Small and Basile. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses with which we may conduct an initial Business Combination because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the Combination Period. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our Ordinary Shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (x) following December 16, 2029, (y) in which we have total annual gross revenue of at least $1.235 billion, or (z) in which we are deemed to be a large accelerated filer, which means the market value of our Public Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Public Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Public Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

In addition, after completion of the Initial Public Offering and prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on the appointment or removal of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A.Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early-stage company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination within the Combination Period;
●	our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination;
●	our Sponsor will control the appointment of our Board until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our shareholders do not support;
●	our officers and directors may have difficulty allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;
●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of Public Shareholders requesting redemption;
●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;
●	our shareholders may not be given the opportunity to choose the initial Business Combination target or to vote on the initial Business Combination;
●	Trust Account funds may not be protected against third-party claims or bankruptcy;
●	an active market for our public securities may not continue and our shareholders may have limited liquidity and trading;
●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;
●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the underwriters of the Initial Public Offering or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction and which may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;
●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;
●	since our Sponsor will lose its entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;
●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than $10.05 per Public Share;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.05 per Public Share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;
●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;
●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;
●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;
●	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;
●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;
●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;
●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination; and

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result of such transfer, we could receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before December 16, 2026, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Charter. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

The share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares.

Each Unit sold in our Initial Public Offering at an offering price of $10.00 per Unit consisted of one Public Share and one-half of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $201,317,274 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. The Redemption Price was approximately $10.06 per Public Share as of December 31, 2024 (before taxes payable, if any), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, entered into a definitive agreement with a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. Accordingly, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include but are not limited to the (i) Underwriting Agreement, (ii) Letter Agreement, (iii) Registration Rights Agreement, (iii) Private Placement Warrants Purchase Agreements, and (iv) Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by Sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities. In no event, however, will the Letter Agreement be amended to enable the Sponsor, officers or directors to redeem any of their Founder Shares from the aggregate amount then on deposit in the Trust Account.

Uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, political disputes, regulatory changes and other international matters could have a material adverse effect on our ability to identify potential targets and to consummate our initial Business Combination, and could adversely affect the financial performance of any target, either foreign or domestic.

The international economic and political environment is dynamic and subject to change.  There is currently significant uncertainty about the future economic and political relationships between the United States and a number of other countries. These uncertainties include, among other things, the potential imposition of protective tariffs on goods imported from other countries and reciprocal tariffs other countries may impose on United States products, political disputes that may affect relationships between the United States and other countries and the imposition of regulatory or other restrictions on trade and commerce. Any such matters could potentially limit the number of potential targets we may consider, and could also have a material adverse effect on the financial performance of such potential targets. Among other things, historical financial performance of companies affected by these international matters may not provide as accurate a barometer of future performance as would pertain in a more stable economic environment.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our IPO Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 1C.Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2.Properties.

Our executive offices are located at 9858 Clint Moore Road, Suite 205, Boca Raton, FL 33496, and our telephone number is (650) 618-2524. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space, utilities and secretarial and administrative support services, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units, Public Shares and Public Warrants are each traded on The Nasdaq Global Market under the symbols “DRDBU,” “DRDB” and “DRBDW,” respectively. Our Units commenced public trading on December 13, 2024, and our Public Shares and Public Warrants commenced separate public trading on February 3, 2025.

(b)	Holders

On March 31, 2025, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares and three holders of record of our Warrants.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the private sale of an aggregate of 7,385,000 Private Placement Warrants to the Sponsor and B. Riley at a price of $1.00 per Private Placement Warrant, or $7,385,000 in the aggregate. Of those 7,385,000 Private Placement Warrants, the Sponsor purchased 4,885,000 Private Placement Warrants and B. Riley purchased 2,500,000 Private Placement Warrants. Following the full exercise of the Over-Allotment Option, the Sponsor and B. Riley purchased an additional 750,000 Private Placement Warrants in the aggregate at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $750,000.

Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at $11.50 per share. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)	Use of Proceeds from the Initial Public Offering

On December 16, 2024, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $200,000,000. B. Riley acted as sole book runner and representative of the underwriters. Simultaneously with the closing of the Initial Public Offering and pursuant to the Private

Placement Warrants Purchase Agreements, we sold an aggregate of 7,385,000 Private Placement Warrants to our Sponsor and B. Riley in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,385,000. Of those 7,385,000 Private Placement Warrants, the Sponsor purchased 4,885,000 Private Placement Warrants and B. Riley purchased 2,500,000 Private Placement Warrants. Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at $11.50 per share.

On January 23, 2025, the underwriters of the Initial Public Offering fully exercised the Over-Allotment Option, and on January 27, 2025, purchased an additional 3,000,000 Option Units pursuant to such exercise. The Option Units were sold at an offering price of $10.00 per Option Unit, generating gross proceeds of $30,000,000. In connection with the closing of the Over-Allotment Option, the Sponsor and B. Riley purchased an additional 750,000 Private Placement Warrants in the aggregate at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $750,000.

Following the closing of our Initial Public Offering, the Private Placement and the full exercise of the Over-Allotment Option, a total of $231,150,000 was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no such repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated on July 25, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial

Business Combination (pursuant to any forward purchase agreements or backstop agreements into which we may enter), Ordinary Shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Recent Developments

On January 23, 2025, the underwriters of the Initial Public Offering exercised the Over-Allotment Option in full, and on January 27, 2025, purchased an additional 3,000,000 Option Units. The Option Units were sold at an offering price of $10.00 per Option Unit, generating gross proceeds to us of $30,000,000. In connection with the full exercise of the Over-Allotment Option, the Sponsor and B. Riley, the representative of the underwriters in the Initial Public Offering, purchased an additional 750,000 Private Placement Warrants in the aggregate at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $750,000. Following the full exercise of the Over-Allotment Option and the closing of the Private Placement, an aggregate amount of $30,150,000 was deposited into the Trust Account.

Our Units commenced public trading on December 13, 2024, and our Public Shares and Public Warrants commenced separate public trading on February 3, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 25, 2024 (inception) through December 31, 2024 were organizational activities and those necessary to prepare for and consummate the Initial Public Offering, and following the closing of the Initial Public Offering, searching for a target with which to consummate a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 25, 2024 (inception) through December 31, 2024, we had net income of $223,461, which consisted of change on over-allotment liability of $113,129 and interest earned on investments held in the Trust Account of $317,267, offset by formation and operating costs of $206,935.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B Ordinary Shares by the Sponsor and loans from the Sponsor.

On July 25, 2024, the Sponsor agreed to loan us up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the IPO Promissory Note. This loan was non-interest bearing and payable on the earlier of March 31, 2025 or the completion of the Initial Public Offering. On December 16, 2024, upon the consummation of the Initial Public Offering, the IPO Promissory Note was repaid in full at the closing of the Initial Public Offering and the IPO Promissory Note is no longer accessible.

On December 16, 2024, we consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 7,385,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in the Private Placement to the Sponsor and B. Riley, generating gross proceeds of $7,385,000.

Following the Initial Public Offering, a total of $201,000,000 was placed in the Trust Account. We incurred $4,728,515 of offering expenses, consisting of $4,000,000 of cash underwriting fees and $728,515 of other offering costs. The proceeds held in the Trust Account are currently invested only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

For the period from July 25, 2024 (inception) through December 31, 2024, cash used in operating activities was $411,797. Net income of $223,461 was affected by the change on over-allotment liability of $113,129 and interest earned on investments held in the Trust Account of $317,267. Changes in operating assets and liabilities used $204,862 of cash from operating activities.

As of December 31, 2024, we had investments held in the Trust Account of $201,317,274. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $1,271,928. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we would repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay any Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business for at least the next 12 months. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as set forth below.

Administrative Services Agreement

Commencing on December 13, 2024, and until completion of our initial Business Combination or liquidation, we pay our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. Under the Administrative Services Agreement, there was $4,838 incurred and included in accrued expenses for the year ending December 31, 2024.

Underwriting Agreement

The underwriters of the Initial Public Offering had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On January 23, 2025, the underwriters of the Initial Public Offering fully exercised the Over-Allotment Option, and on January 27, 2025, purchased an additional 3,000,000 Option Units pursuant to such exercise. The Option Units were sold at an offering price of $10.00 per Option Unit, generating gross proceeds of $30,000,000.

Business Combination Marketing Agreement

We have engaged B. Riley as an advisor in connection with the Business Combination to assist us in arranging meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that may be interested in purchasing securities, assist in obtaining shareholder approval for the Business Combination and assist us with the preparation of press releases and public filings in connection with the Business Combination. We will pay B. Riley for such services upon the consummation of the initial Business Combination a cash fee in an amount equal to 4.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the Business Combination Marketing Agreement, no fee will be due if  we do not complete an initial Business Combination.

Critical Accounting Estimates

The preparation of audited financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

As of December 31, 2024, our critical estimates included estimates made by management in the calculation of the over-allotment liability, primarily related to the estimate of underlying stock volatility, taking into account that changes in such estimates could have material impact on the calculation of the over-allotment liability.

Current and anticipated future events might affect the determination of whether certain estimates are considered critical by management.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-22 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2024.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B.Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Dixon Doll, Jr.	57	Chairman of the Board of Directors and Chief Executive Officer
John C. Small	57	Chief Financial Officer
Dr. Donald G. Basile	59	Chief Technology Officer
James Nelson	75	Director
James Nevels	73	Director
Bryn Sherman	57	Director
Michael Woods	57	Director

The experience of our directors and executive officers is as follows:

Dixon Doll, Jr. — Chairman and Chief Executive Officer

Dixon Doll, Jr. has served as our Chief Executive Officer and as Chairman of our Board since inception. Mr. Doll was founder and co-CEO of Roman DBDR Tech Acquisition Corp. (“Roman DBDR I”) from August 2020 through April 2023. Mr. Doll guided Roman DBDR I through its successful business combination with CompoSecure (Nasdaq: CMPO), a leading payment cards company. Mr. Doll is also a private investor in Silicon Valley acting as Managing Director at Longstreet Ventures, Inc., a Venture Seed Fund and Incubator since 2003. He has invested in numerous startups in the FinTech, media and sports industries. He is also a limited partner in Lightshed Ventures, an early-stage media and telecom venture fund based in New York and was a founding investor in the newly created TGL Golf league and its Bay Area TGL sports team. Mr. Doll is also a limited partner in Avenue Sports Fund, a fund operated by Mark Lasry that invests in professional sports franchises. In addition, he is a limited partner in multiple DCM Funds since 2002. He is also a limited partner in Ten Eleven Ventures, a cybersecurity fund backed by KKR. He is an investor in Focus Ventures, a fund to funds firm that has invested directly in several of the top funds in Silicon Valley including TCV, True Ventures, Storm Ventures, Shasta, Sierra Venture, Founders Circle and Menlo Ventures. He is also a limited partner in Montage Capital, a debt equity fund, in Silicon Valley since 2012, and a limited partner in Venezia FC, a Series A Italian pro soccer sports team, since 2024. Mr. Doll formerly served as the Chief Executive Officer and founder of DBM Cloud Systems, Inc. from January 2016 through its acquisition by Nasuni in May 2022. From July 2009 to January 2014, Mr. Doll served as the Chief Operating Officer and as a director of Violin Memory, Inc. which went public on the NYSE in 2013. He has also previously worked as the Senior Vice President of Sales and Corporate Development at FusionIO from February 2008 to February 2009 where he also invested in the seed stage. Fusion listed on the NYSE in 2011. He was Vice President of Corporate Development of NEON, a leading public middleware company from May 1998 to July 2001 when it was acquired by Sybase. He was Vice President of Corporate Development of Recourse Technologies from July 2001 to August 2002, and was a Business Development Manager at Oracle Alliances Division from September 1994 to May 1998. Mr. Doll received his BA from Georgetown University and an MBA from the University of Michigan Ross School. We believe Mr. Doll is well qualified to serve on our Board due to his extensive experience in venture capital and private equity.

John C. Small — Chief Financial Officer

John C. Small has served as our Chief Financial Officer since inception. Mr. Small also served as the Chief Financial Officer of Roman DBDR I and currently is the Chief Financial Officer of BigWattDigital LLC, a privately-held data center developer. He previously served as the Chief Financial Officer of AI Advertising, Inc. (OTC: AIAD) from March 2023 until November 2024, the Chief Financial Officer of Monsoon Blockchain Corporation from December 2019 until January 2022, the Chief Operating Officer and Chief Financial Officer of Quanterra Capital Management LP from May 2019 until December 2020, the Chief Operating Officer of Diamond Standard from January 2021 to June 2021, the Senior Vice President of Finance for Tsunami XR from October 2016 to May 2019, the Chief Operating Officer of Mode Media from April 2016 to September 2016, and the Chief Financial Officer of Viggle, Inc. (Nasdaq: VGGL) from September 2012 to October 2015. Mr. Small joined GLG Partners in 2000 as a Senior Asset Manager responsible for Telecom, Media, Technology and Renewable Energy investments for the GLG North American Opportunity Fund and served as the President of the GLG North America office from April 2000 to August 2011. He worked as a Telecom and Media analyst at Ulysses Management from January 1997 to March 2000 and as a Telecom analyst at Odyssey Partners from March 1996 to January 1997. He also worked as an equity research analyst at Dillon Read (from January 1992 to September 1993) and Morgan Stanley (from October 1993 to February 1996). Mr. Small has previously served as a director of Loyalty Alliance, Inc., PayEase Ltd., INFINIA Corporation, ViSole Energy, Inc., New Millennium Solar Equipment Co, ShortList Media Ltd, DraftDay Inc., and Spinvox Ltd.

Dr. Donald G. Basile — Chief Technology Officer

Dr. Donald G. Basile has served as our Chief Technology Officer since inception. Dr. Basile has served as an executive, investor or board member in Silicon Valley companies for over twenty years. Dr. Basile also served as Chairman and Co-Chief Executive for Roman DBDR I, from August 2020 through April 2023. Dr. Basile guided Roman DBDR I through its successful Business Combination with CompoSecure (Nasdaq: CMPO), a leading payment cards company. Dr. Basile has also served as an executive officer and director at Monsoon Blockchain Corporation since November 2019. Dr. Basile has been an investor in Silicon Valley venture stage companies since 1999 through various private vehicles. Dr. Basile previously served as a director of Violin Memory, Inc. from April 2009 to January 2014 and as its Chief Executive Officer from April 2009 to December 2013. He also served as Chief Executive Officer of FusionIO from January 2008 to March 2009 and as its Chairman from July 2006 to March 2009. Dr. Basile previously worked at AT&T Bell Labs, IBM, United Health Group and Lenfest Group (acquired by Comcast) and served as Managing Director of Raza Foundries and Vice President of Raza Microelectonics (RMI).

James Nelson — Director

James Nelson serves as a member of our Board since December 2024. Since July 2021, Mr. Nelson has served as a director of Chewy, Inc. (NYSE: CHWY), an online retailer of pet food and other pet-related products, and is currently Chairman of its audit committee. Since March 2024, Mr. Nelson has been Senior Advisor to MGM Resorts International (NYSE: MGM), a global gaming and entertainment company. Between July 2017 and March 2024, Mr. Nelson served as Chief Executive Officer of Global Net Lease, Inc. (NYSE: GNL), a real estate investment trust, and also served as a director between March 2017 and March 2024. From 2021 to 2023, Mr. Nelson served as a director of Xerox Holdings Corporation (Nasdaq: XRX), a technology product and services company, and as its Chairman from 2022 to 2023. From March 2019 to October 2020, Mr. Nelson served as a director and member of the Audit Committee of Caesars Entertainment Corporation (Nasdaq: CZR), a hotel and casino entertainment company, and from April 2014 to January 2021, he was a director of Herbalife Nutrition Ltd. (NYSE: HLF), a nutritional products retailer. Mr. Nelson also served as a director of multiple public and private companies including: Roman DBDR I from November 2020 to December 2021; Icahn Enterprises G.P., Inc., the general partner of Icahn Enterprises L.P., a diversified holding company (Nasdaq : IEP) from June 2001 to March 2019; New York REIT, Inc. from November 2015 to June 2017; and Voltari Corporation from June 2011 through September 2015. We believe Mr. Nelson is well qualified to serve on our Board due to his extensive operating and strategic experience.

James Nevels — Director

James Nevels has served as a member of our Board since December 2024. Since January 2022, Mr. Nevels has served as the founder and Managing Partner of Unicorn Partners, a corporate governance advisory firm. Between November 2007 and May 2017, Mr. Nevels was the Chairman of The Hershey Company, a fast moving consumer product goods company. Previously, Mr. Nevels founded the Swarthmore Group, an investment advising company, and served as the Chairman of both the Philadelphia School Reform Commission and the Advisory Committee to the Pension Benefit Guaranty Corporation. He also served as Chair and member of the Board of the Federal Reserve Bank of Philadelphia and as a Trustee of the Pro Football Hall of Fame. Mr. Nevels received an undergraduate degree (A.B.) from Bucknell University, and a J.D. and MBA from The University of Pennsylvania Law School and The Wharton School (Graduate Division). We believe Mr. Nevels is well qualified to serve on our Board due to his deep business knowledge and vast network of relationships.

Bryn Sherman — Director

Bryn Sherman has served as a member of our Board since December 2024. Since July 2009, Ms. Sherman has served as a Principal with Offit Kurman, where she is a member of the firm’s Leadership Council, Creditor Rights, Reorganization and Bankruptcy Practice Group, Distressed Real Estate and the Real Estate Law and Transaction Practice Group. She has also served as a member of the board of directors of the USA Bobsled and Skeleton Foundation since November 2021. Ms. Sherman is a member of the Private Directors Association, the National Association of Corporate Directors, the American Bankruptcy Institute and Women in Real Estate. Ms. Sherman served as a board member of Alef Bet Montessori School, where she co-chaired the Development Committee, and Vision Solar, LLC between November 2021 and December 2023. Ms. Sherman received a bachelor’s degree from the University of Wisconsin-Madison and a J.D. from the University of Miami. We believe Ms. Sherman is well qualified to serve on our board due to her strategic expertise and deep business knowledge.

Michael Woods — Director

Michael Woods has served as a member of our Board since December 2024. Since 2019, Mr. Woods has served as the President and Managing Member of Woods Capital, LLC, a global advisory firm focused on institutionally based financial structures and modeling, capital solutions and real estate development.  He is also a partner of Carbon Quest Solutions, an environmental credit advisory firm, since 2022, and also a board member of the CROVER Group, a Sri Lankan global real estate firm focused on resort communities, since April 2022. Mr. Woods is also a Senior Advisor of KingsRock Advisors, an advisory firm focused on capital and financial solutions.  He is also a member of the Board of Directors, and the Chair of the Finance Committee for the Business Council for International Understanding based in New York City and Washington, DC, since 2016, and a Board Member and Chair of the Development and Communications Committee of The Korea Society based in New York City since 2019. Mr. Woods is a member of both The Leadership Council and the Small Business Technology Council for the National Small Business Association (NSBA) in the U.S., and a member of the Global Executive Consultation Group of the Blue Dot Network, a division of the Organization for Economic Cooperation and Development (OECD) based in Paris since 2023. Mr. Woods is the Chair of the Long Island Chapter for Tiger 21, a global peer-to-peer learning community of entrepreneurs, wealth creators, and investors. Previously, Mr. Woods also served as the Chief Executive Officer and Chief Operating Officer of Rothschild & Co. Asset Management U.S., Inc., the Chief Executive Officer of DWS Investments, and the head of the Americas, Global Client Group at Deutsche Asset & Wealth Management between 2009 and 2018. Mr. Woods was also a director of Roman DBDR I between November 2020 and December 2021. Mr. Woods is a 2018 honoree of the “New York Responsible 100 Award” and a member within the “Top 100 Innovators & Entrepreneurs Magazine” for 2023. Mr. Woods received a bachelor’s degree from Taylor University. We believe Mr. Woods is well qualified to serve on our board due to his significant operational and financial experience.

Gary LaDrido — Special Advisor

Gary LaDrido has served as our special advisor since December 2024. Mr. LaDrido is the Founder and Managing Partner of DCB Sports since 2023 which is co-owner of The Bay Golf Club of the TGL (Tiger Woods and Rory McElroy’s new golf league), Venezia FC of the Italian Football League and the Big3 Basketball Los Angeles expansion team. Mr. LaDrido is Chairman of the Board of Guild Esports since 2024, which was founded and co-owned by David Beckham and also recently joined the Board of Directors of the Los Angeles Sports Council ahead of LA28. Previously Mr. LaDrido worked in renewables and sustainability and is an experienced energy transition and climate tech investor and advisor.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

As of the date of this Report, there are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

Our Board consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares are entitled to vote on the appointment and removal of directors; Public Shareholders are not entitled to vote on such matters during such time. These provisions of our Amended and Restated Charter relating to these rights of holders of Class B Ordinary Shares may be amended by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of James Nevels and Michael Woods, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of James Nelson and Bryn Sherman, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Dixon Doll, Jr., will expire at the third annual general meeting.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Charter.

Committees of the Board of Directors

Our Board has established two standing committees: the Audit Committee and a compensation committee (the “Compensation Committee”). Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.

Audit Committee

Our Board has established the Audit Committee. James Nelson, Bryn Sherman and James Nevels serve as the members of our Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. James Nelson, Bryn Sherman and James Nevels are each independent.

Mr. Nelson serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board has determined that Mr. Nelson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted a charter of the Audit Committee, which details the principal functions of the Audit Committee, including:

●	assisting with Board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities; and
●	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “SEC Clawback Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

Compensation Committee

Our Board has established the Compensation Committee. The members of our Compensation Committee are James Nevels, Michael Woods and Bryn Sherman. Mr. Nevels serves as chair of the Compensation Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. James Nevels, Michael Woods and Bryn Sherman are each independent. We have adopted a charter of the Compensation Committee, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to Board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting Management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement;
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and
●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy (as defined below), with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The charter provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our Board. Our Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are James Nelson, James Nevels, Bryn Sherman and Michael Woods. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board also considers director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our Board should follow the procedures set forth in our Amended and Restated Charter.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Shareholders will not have the right to recommend director candidates for nomination to our Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, applicable to our directors, officers and employees (the “Code of Ethics”). A copy of the Code of Ethics and the charters of the committees of our Board of Directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14 and is incorporated herein by reference.

Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable Nasdaq Rules (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also adopted the SEC Clawback Rule that directs national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

We have adopted the Executive Compensation Clawback Policy (the “Clawback Policy”) in order to comply with the SEC Clawback Rule and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608 (the “Nasdaq Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the SEC Clawback Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Nasdaq Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97 and is incorporated herein by reference.

Item 11.Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, have been of will be paid from funds held outside the Trust Account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses pursuant to the IPO Promissory Note;
●	Payment for office space, utilities and secretarial and administrative support made available to us by our Sponsor or an affiliate thereof, in an amount equal to $10,000 per month;
●	Payment of consulting, success, advisory or finder’s fees to our Sponsor, officers, directors, advisors, or their respective affiliates in connection with the consummation of our initial Business Combination;
●	Receipt by our independent directors for their services of an indirect interest in the Founder Shares through membership interests in our Sponsor;
●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and
●	Repayment of Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the applicable lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

Our independent directors will receive for their services as a director an indirect interest in the Founder Shares through membership interests in our Sponsor.

After the completion of our initial Business Combination, our officers or directors who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business

Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the Board for determination, either by the Compensation Committee, which consists solely of independent directors, or by a majority of the independent directors on our Board.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination; although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 31, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;
●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 30,666,667 shares of our Ordinary Shares, consisting of (i) 23,000,000 Class A Ordinary Shares and (ii) 7,666,667 Class B Ordinary Shares, issued and outstanding as of March 31, 2025. On all matters to be voted upon, except for (x) the appointment and removal of directors to the Board prior to or in connection with the completion of our initial Business Combination and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Prior to the consummation of our initial Business Combination, only holders of Class B Ordinary Shares have the right to vote on the appointment and removal of directors and to vote to continue our Company in a jurisdiction outside of the Cayman Islands. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Total
	Beneficially	Percentage	Beneficially	Percentage	Outstanding
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Ordinary Shares
Roman DBDR Acquisition Sponsor II LLC(2)(3)	—	—	7,666,667	100%	25.00%
Dixon Doll, Jr.(2)(3)	—	—	7,666,667	100%	25.00%
Donald G. Basile(2)(3)	—	—	7,666,667	100%	25.00%
John C. Small	—	—	—	—	—
James Nelson	—	—	—	—	—
James Nevels	—	—	—	—	—
Bryn Sherman	—	—	—	—	—
Michael Woods	—	—	—	—	—
All officers and directors as a group (7 persons)	—	—	7,666,667	100%	25.00%

Other 5% Shareholders
AQR Parties(4)	1,600,000	6.96%	—	—	5.22%

Kepos Parties(5)	1,591,100	6.92%	—	—	5.19%
Sculptor Parties(6)	1,450,000	6.30%	—	—	4.73%
Aristeia Capital, L.L.C.(7)	1,259,400	5.48%	—	—	4.11%
Harraden Parties (8)	1,157,764	5.03%	—	—	3.76%
(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Roman DBDR Acquisition Corp. II, 9858 Clint Moore Road, Suite 205, Boca Raton, Florida 33496.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.
(3)	Roman DBDR Acquisition Sponsor II LLC, our Sponsor, is the record holder of such Founder Shares. Dixon Doll, Jr., our Chief Executive Officer, and Donald G. Basile, our Chief Technology Officer, are the managing members of our Sponsor, and hold voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Mr. Doll and Dr. Basile disclaim any beneficial ownership of the securities held by Roman DBDR Acquisition Sponsor II LLC other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13G filed with the SEC on February 14, 2025 by (i) AQR Capital Management, LLC, a Delaware limited liability company (“AQR Capital”), (ii) AQR Capital Management Holdings, LLC, a Delaware limited liability company “(AQR Holdings”) and (iii) AQR Arbitrage, LLC a Delaware limited liability company (“ACR Arbitrage”, collectively with AQR Capital and AQR Holdings, the “AQR Parties”). The principal business address of each of the AQR Parties is One Greenwich Plaza, Greenwich, Connecticut 06830.
(5)	According to a Schedule 13G filed with the SEC on February 12, 2025 by (i) Kepos Capital LP, a Delaware limited partnership (the “Investment Manager”) and (ii) Mr. Mark Carhart, a citizen of the United States (“Mr. Carhart” and together with the Investment Manager, the “Kepos Parties”). The Investment Manager is the investment adviser to certain funds and accounts (the “Kepos Funds”), with respect to the Public Shares directly held by the Kepos Funds. Mr. Carhart is the managing member of Kepos Capital GP LLC, the general partner of the Investment Manager. The principal business address of each of the Kepos Parties is 11 Times Square, 35th Floor, New York, New York 10036.
(6)	According to a Schedule 13G filed with the SEC on January 28, 2025 by (i) Sculptor Capital LP, a Delaware limited partnership (“Sculptor”), (ii) Sculptor Capital II LP, a Delaware limited partnership that is wholly owned by Sculptor (“Sculptor-II”), (iii) Sculptor Capital Holding Corporation, a Delaware corporation that serves as the general partner of Sculptor (“SCHC”), (iv) Sculptor Capital Holding II LLC, a Delaware limited liability company that is wholly owned by Sculptor and serves as the general partner of Sculptor-II (“SCHC-II”), (v) Sculptor Capital Management, Inc., a Delaware limited liability company and a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II (“SCU”), (vi) Sculptor Master Fund, Ltd., a Cayman Islands company that is the investment adviser to SCMF (“SCMF”) and (vii) Sculptor Special Funding, LP, a Cayman Islands exempted limited partnership that is wholly owned by SCMF (“NRMD”, and together with Sculptor, Sculptor II, SCHC, SCHC-II, SCU and SCMF, the “Sculptor Parties”). Sculptor is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor II also serves as the investment manager to certain of the Accounts. The Public Shares reported therein are held in the Accounts managed by Sculptor and Sculptor-II. The principal business address of each of the Sculptor Parties is 9 West 57th Street, 40th Floor, New York, New York 10019.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2025 by Aristeia Capital, L.L.C., a Delaware limited liability Company (“Aristeia”). The principal business address of Aristeia is One Greenwich Plaza, Suite 300, Greenwich, Connecticut 06830.
(8)	According to a Schedule 13G/A filed with the SEC on March 26, 2025 by (i) Harraden Circle Investments, LLC, a Delaware limited liability company (“Harraden Adviser”), (ii) Harraden Circle Investors GP, LP, a Delaware limited partnership (“Harraden GP”), (iii) Harraden Circle Investors GP, LLC, a Delaware limited liability company (“Harraden LLC”), (iv) Harraden Circle Investors, LP, a Delaware limited partnership (“Harraden Fund”), (v) Harraden Circle Special Opportunities, LP, a Delaware limited partnership (“Harraden Special Op Fund”), (vi) Harraden Circle Strategic Investments, LP, a Delaware limited partnership (“Harraden Strategic Fund”), and (vii) Frederick V. Fortmiller, Jr., a citizen of the United States (“Mr. Fortmiller” and together with Harraden Adviser, Harraden GP, Harraden LLC, Harraden Fund, Harraden Special OP Fund and Harraden Strategic Fund, the “Harraden Partiers”). Harraden Fund, Harraden Special Op Fund, and Harraden Strategic Fund directly beneficially own the Public Shares reported therein. Harraden GP is the general partner to Harraden Fund, Harraden Special Op Fund, and Harraden Strategic Fund, and Harraden LLC is the general partner of Harraden GP. Harraden Adviser serves as investment manager to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and other high net worth individuals. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Public Shares reported therein. The principal business address of the Harraden Parties is 299 Park Avenue, 21st Floor, New York, New York 10171.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

On July 25, 2024, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 7,666,667 Founder Shares. The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 Units if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding Ordinary Shares after the Initial Public Offering. Up to 1,000,000 of the Founder Shares were to be surrendered by our Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On January 23, 2025, the underwriters fully exercised the Over-Allotment Option resulting in no Founder Shares being subject to forfeiture.

Our Sponsor and B. Riley purchased an aggregate of 7,385,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $7,385,000 in the aggregate in the Private Placement that closed simultaneously with the Initial Public Offering. Of those Private Placement Warrants, our Sponsor purchased 4,885,000 Private Placement Warrants  and B. Riley purchased 2,500,000 Private Placement Warrants. In connection with the closing of the Over-Allotment Option, the Sponsor and B. Riley purchased an additional 750,000 Private Placement Warrants in the aggregate at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $750,000. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by B. Riley and/or their designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to our Sponsor, officers, directors, advisors, or their respective affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

Commencing on December 13, 2024, and until completion of our initial Business Combination or liquidation, we pay our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. Under the Administrative Services Agreement, there was $4,838 incurred and included in the Company’s accrued expenses for the year ending December 31, 2024.

On July 25, 2024, the Sponsor agreed to loan us up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the IPO Promissory Note. This loan was non-interest bearing and payable on the earlier of March 31, 2025 or the completion of the Initial Public Offering. On December 16, 2024, upon the consummation of the Initial Public Offering, the IPO Promissory Note was repaid in full at the closing of the Initial Public Offering and the IPO Promissory Note is no longer accessible.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use amounts held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the applicable lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We have until December 16, 2026, or until such earlier liquidation date as our Board may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within the Combination Period, we may seek shareholder approval to amend our Amended and Restated Charter to extend the date by which we must consummate our initial Business Combination. If we seek shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of Working Capital Loans prior to our initial Business Combination have been and will be made using funds held outside the Trust Account.

After our initial Business Combination, our officers or directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Pursuant to the Registration Rights Agreement, the holders of the (i) Founder Shares, (ii) Private Placement Warrants and (iii)  warrants that may be issued upon conversion of Working Capital Loans (and in each case holders of their underlying securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them and any other securities of our Company acquired by them prior to the consummation of our initial Business Combination (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. Notwithstanding anything to the contrary, B. Riley make a demand on one occasion and only during the five-year period beginning on the date the sales for the Initial Public Offering commenced. In addition, B. Riley may participate in a “piggy-back” registration only during the seven-year period beginning on the date the sales for the Initial Public Offering commenced. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our Sponsor, directors and officers have also entered into the Letter Agreement, with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsor, directors and officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, they will not propose any amendment to our Amended and Restated Memorandum (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Director Independence

Nasdaq rules require that a majority of our Board be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in applicable Nasdaq and SEC rules. Our Board has determined that each of James Nelson, James Nevels, Bryn Sherman and Michael Woods are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from July 25, 2024 (inception) through December 31, 2024 totaled $116,390. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for any audit-related fees for the period from July 25, 2024 (inception) through December 31, 2024.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax services, planning or advice for the period from July 25, 2024 (inception) through December 31, 2024.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Marcum for any other services for the period from July 25, 2024 (inception) through December 31, 2024.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15.Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
(1)Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.Form 10-K Summary.

Omitted at our Company’s option.

ROMAN DBDR ACQUISITION CORP. II

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Roman DBDR Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Roman DBDR Acquisition Corp. II (the “Company”) as of December 31, 2024, the related statements of operations, shareholders’ equity and cash flows for the period from July 25, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from July 25, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before December 16, 2026. The Company lacks the capital resources that are needed to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2024

New York, NY

March 31, 2025

ROMAN DBDR ACQUISITION CORP. II

BALANCE SHEET

DECEMBER 31, 2024

Assets:
Current assets
Cash	$1,271,928
Prepaid expenses	126,979
Total current assets	1,398,907
Long-term prepaid insurance	98,292
Investments held in Trust Account	201,317,274
Total Assets	$202,814,473

Liabilities and Shareholders’ Equity:
Current liabilities
Accrued expenses	$20,486
Accrued offering costs.	2,100
Advance from related party	70
Over-allotment liability	279,159
Total Current Liabilities	301,815

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.06 per share	201,317,267

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding(1)	767
Additional paid-in capital	971,163
Retained Earnings	223,461
Total Shareholders’ Equity	1,195,391
Total Liabilities and Shareholders’ Equity	$202,814,473

(1)Includes up to 1,000,000 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters subsequent to December 31, 2024 (Note 7).

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR ACQUISITION CORP. II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 25, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Operating expenses:
General and administrative expenses	206,935
Loss from operations	(206,935)

Other income:
Interest earned on investments held in Trust Account	317,267
Change on over-allotment liability	113,129
Total other income	430,396

Net income	$223,461

Weighted average Class A ordinary shares outstanding, basic and diluted	1,886,792
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.02
Weighted average Class B ordinary shares outstanding, basic and diluted(1)	7,666,667
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.02

(1)Includes up to 1,000,000 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters subsequent to December 31, 2024 (Note 7).

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR ACQUISITION CORP. II

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 25, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – July 25, 2024 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	7,666,667	767	24,233	—	25,000

Sale of 7,385,000 Private Placement Warrants	—	—	7,385,000	—	7,385,000

FV of Public Warrants at issuance	—	—	1,910,000	—	1,910,000

Allocated value of transaction costs to Class A shares	—	—	(80,076)	—	(80,076)

Accretion for Class A ordinary shares to redemption amount	—	—	(8,267,994)	—	(8,267,994)

Net income	—	—	—	223,461	223,461

Balance – December 31, 2024	7,666,667	$767	$971,163	$223,461	$1,195,391

(1)Includes up to 1,000,000 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters subsequent to December 31, 2024 (Note 7).

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 25, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash Flows from Operating Activities:
Net income	$223,461
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(317,267)
Change in FV of Over-allotment liability	(113,129)
Changes in operating assets and liabilities:
Prepaid expenses	(126,979)
Long-term prepaid insurance	(98,292)
Accounts payable and accrued expenses	20,409
Net cash used in operating activities	(411,797)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(201,000,007)
Net cash used in investing activities	(201,000,007)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000
Proceeds from sale of Private Placements Warrants	7,385,000
Advance from related party	70
Payment of expenses through promissory note – related party	58,430
Prepaid expenses paid through promissory note – related party	$67,630
Repayment of promissory note - related party	(300,000)
Payment of offering costs	(527,398)
Net cash provided by financing activities	202,683,732

Net Change in Cash	1,271,928
Cash – Beginning	—
Cash – Ending	$1,271,928

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$2,100
Deferred offering costs paid through promissory note – related party	$252,896
Accretion of Class A ordinary shares to redemption value	$8,267,994

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Roman DBDR Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on July 25, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an initial Business Combination target in any stage of its corporate evolution or in any industry or sector, the Company intends to focus its initial search on companies in the cybersecurity, artificial intelligence or financial technology industries.

As of December 31, 2024, the Company has not commenced any operations. All activity for the period from July 25, 2024 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the IPO amounted to $4,728,515, consisting of $4,000,000 of cash underwriting fees and $728,515 of other offering costs.

On January 23, 2025, the underwriters exercised the over-allotment option in full, and on January 27, 2025, purchased an additional 3,000,000 Units pursuant to the full exercise of the over-allotment option. The over-allotment Units were sold at an offering price of $10.00 per share, generating gross proceeds to the Company of $30,000,000. In connection with the closing of the over-allotment option, the Sponsor and B. Riley, purchased an additional 750,000 Private Placement Warrants in the aggregate at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $750,000. Following the closing of the over-allotment option and the sale of additional Private Placement Warrants, an aggregate amount of $30,150,000 was deposited into the Trust Account (as defined below).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding taxes payable) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Following the closing of the Initial Public Offering on December 16, 2024, an amount of $201,000,000 ($10.05 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was deposited into the Company’s trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s Public Shareholders.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, the Company had cash of $1,271,928 not held in the Trust Account and available for working capital purposes. The Company’s liquidity needs up to December 16, 2024 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 5) and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,271,928 in cash and no cash equivalents as of December 31, 2024.

Investments Held in Trust Account

At December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its investments held in trust account as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the Company’s statement of operations.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ equity as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option has been deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering.

Warrant Instruments

The Company accounted for the 10,000,000 public warrants (the “Public Warrants”) included in the Units issued in connection with the Initial Public Offering and 7,385,000 Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

As of December 31, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

	Number of
	Class A
	ordinary	Amount
	shares	$
Gross proceeds	20,000,000	200,000,000
Less:
Proceeds allocated to Public Warrants	—	(1,910,000)
Proceeds allocated to Over-allotment Units	—	(392,288)
Class A ordinary shares issuance costs	—	(4,648,439)
Plus:
Remeasurement of carrying value to redemption value	—	8,267,994
Class A Ordinary Shares subject to possible redemption, December 31, 2024	20,000,000	201,317,267

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As of December 31, 2024, the Company had dilutive securities that are Public Warrants that could potentially be exercised into ordinary shares and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Period from July 25,
	2024 (inception) through
	December 31,
	2024
	Class A	Class B non-
	redeemable	redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$44,133	$179,328
Denominator:
Basic and diluted weighted average shares outstanding	1,886,792	7,666,667
Basic and diluted net income per ordinary share	$0.02	$0.02

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU required the Company to provide additional disclosure, but otherwise it does not materially impact the accompanying financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions, and will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on December 16, 2024, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants

As of December 31, 2024, there were 17,385,000 warrants outstanding, including 10,000,000 Public Warrants and 7,385,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The Sponsor has agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of March 31, 2025 or the closing of the Initial Public Offering. As of December 16, 2024, the Company had borrowed $300,000 under the promissory note. The Company repaid the entire outstanding balance of the note at the closing of the Initial Public Offering on December 16, 2024. Borrowings under the note are no longer available.

Administrative Services Agreement

On December 12, 2024, the Company entered into an agreement with the Sponsor stipulating that commencing on December 13, 2024 and through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. As of December 31, 2024, the Company incurred $4,838 of administrative services fees which was included in accrued expenses in the accompanying balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024, no such Working Capital Loans were outstanding.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On January 23, 2025, the underwriters exercised the over-allotment option in full.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, which was paid at the closing of the Initial Public Offering and the closing of the full exercise of the over-allotment option.

Business Combination Marketing Agreement

The Company has engaged B. Riley as an advisor in connection with the Business Combination to assist the Company in arranging meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that may be interested in purchasing securities, assist in obtaining shareholder approval for the Business Combination and assist the Company with the preparation of press releases and public filings in connection with the Business Combination. The Company will pay B. Riley for such services upon the consummation of the initial Business Combination a cash fee in an amount equal to 4.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the Business Combination marketing agreement, no fee will be due if the Company does not complete an initial Business Combination.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On July 25, 2024, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. As of December 31, 2024, there were 7,666,667 Class B ordinary shares issued and outstanding

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Charter or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Charter, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s Amended and Restated Charter, such actions include amending the Amended and Restated Charter and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Amended and Restated Charter may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
	Level	2024
Assets:
Investments held in Trust Account	1	$201,317,274
Liability:
Fair value of over-allotment liability	3	$279,159

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at December 31, 2024 and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the statement of operations.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models and assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the over-allotment option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the over-allotment option. The expected life of the over-allotment option is assumed to be equivalent to its remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

December 31,
2024
Risk-free interest rate	4.40%
Expected term (years)	0.08
Expected volatility	7.91%
Exercise price	$10.00

December 16,
2024
Risk-free interest rate	4.43%
Expected term (years)	0.12
Expected volatility	7.27%
Exercise price	$10.00

The fair value of Public Warrants was determined using a Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

December 16,
2024
Estimated share price	$9.90
Exercise price	$11.50
Term (years)	2.61
Annual risk-free rate	4.23%
Annual volatility after expected Business Combination date	5.1%

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of December 31, 2024, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, which are held in Trust Account, and non-operating income or expense from the changes in the fair value of over-allotment liability, which is not considered a measure of financial performance used by the CODM.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Period from June 10,
2024 (Inception) Through and At
December 31, 2024
General and administrative expenses	$206,935
Interest earned on the Trust Account	$317,267
Net income	$223,461
Total assets	$202,814,473

The key measures of segment profit or loss reviewed by our CODM are interest earned on investment in Trust Account and formation and operating expenses. The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within the operating expenses, the CODM specifically reviews professional service fees, which are a significant segment expense, and include legal fees and advisory fees. These expenses are monitored to manage and forecast cash available to complete a Business Combination within the required period. Other general and administrative expenses, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in the aggregate to ensure alignment with budget and contractual obligations. Funds invested in the Trust Account represent the predominant portion of the Company’s total assets and are monitored by the CODM to determine the most effective strategy of investment with the Trust Account funds, while maintaining compliance with the trust agreement.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 23, 2025, the underwriters exercised the over-allotment option in full, and on January 27, 2025, purchased an additional 3,000,000 Over-allotment Units pursuant to the full exercise of the over-allotment option. The Over-allotment Units were sold at an offering price of $10.00 per share, generating gross proceeds to the Company of $30,000,000. In connection with the closing of the over-allotment option, the Company’s sponsor and B. Riley Securities, Inc., the representative of the IPO underwriters, purchased an additional 750,000 private placement warrants in the aggregate at a price of $1.00 per warrant, generating total gross proceeds of $750,000. Following the closing of the over-allotment option and the sale of additional private placement warrants, an aggregate amount of $30,150,000 was deposited into the Company’s trust account established in connection with the IPO.

On January 31, 2025, the Company announced that, commencing on February 3, 2025, the holders of the Units issued in the Initial Public Offering may elect to separate the Public Shares and the Public Warrants included in the Units. No fractional Public Warrants were issued upon separation of the Units and only whole Public Warrants trade. Any Units not separated continue to trade on The Nasdaq Global Market under the symbol “DRDBU.” The Public Shares and the Public Warrants trade on The Nasdaq Global Market under the symbols “DRDB” and “DRDBW,” respectively.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 12, 2024, by and between the Company and B. Riley, as representative of the several underwriters. (3)
1.2	Business Combination Marketing Agreement, dated December 12, 2024 by and between the Company and B. Riley. (3)
3	Amended and Restated Memorandum and Articles of Association of the Company. (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4). (3)
4.4	Warrant Agreement, dated December 12, 2024, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Promissory Note dated July 25, 2024, issued to the Sponsor.(1)
10.2	Securities Subscription Agreement dated July 25, 2024, by and between the Company and the Sponsor. (1)
10.3	Investment Management Trust Agreement, December 12, 2024, by and between the Company and Continental, as trustee. (3)
10.4	Registration Rights Agreement, dated December 12, 2024, by and among the Company and certain security holders. (3)
10.5	Private Placement Warrants Purchase Agreement, dated December 12, 2024, by and between the Company and the Sponsor. (3)
10.6	Private Placement Warrants Purchase Agreement, dated December 12, 2024, by and between the Company and B. Riley. (3)
10.7	Letter Agreement, dated December 12, 2024, by and among the Company, its officers, directors, and the Sponsor. (3)
10.8	Administrative Services Agreement, dated December 12, 2024, by and between the Company and the Sponsor. (3)
10.9	Form of Indemnity Agreement. (3)
14	Code of Ethics.*
19	Insider Trading Policies and Procedures.*
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Policy Related to Recovery of Erroneously Awarded Compensation.*
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-282186), filed with the SEC on September 17, 2024.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-282186), filed with the SEC on October 18, 2024.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2025	Roman DBDR Acquisition Corp. II
	By:	/s/ Dixon Doll, Jr.
	Name:	Dixon Doll, Jr.
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
Chief Executive Officer and Chairman of the
/s/ Dixon Doll, Jr.	Board of Directors	March 31, 2025
Dixon Doll, Jr.	(Principal Executive Officer)

/s/ John C. Small	Chief Financial Officer	March 31, 2025
John C. Small	(Principal Financial and Accounting Officer)

/s/ James Nelson	Director	March 31, 2025
James Nelson

/s/ James Nevels	Director	March 31, 2025
James Nevels

/s/ Bryn Sherman	Director	March 31, 2025
Bryn Sherman

/s/ Michael Woods	Director	March 31, 2025
Michael Woods