Form 10-Q
period 2025-03-31
Roman DBDR Acquisition Corp. II
filed 2025-05-21
CIK 2032528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 21, 2025, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ROMAN DBDR ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets:
Current assets
Cash	$948,498	$1,271,928
Prepaid expenses	187,656	126,979
Total current assets	1,136,154	1,398,907
Long-term prepaid insurance	72,042	98,292
Investments held in Trust Account	233,753,876	201,317,274
Total Assets	$234,962,072	$202,814,473

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable and accrued expenses	$74,963	$20,486
Accrued offering costs	—	2,100
Advance from related party	70	70
Over-allotment liability	—	279,159
Total Current Liabilities	75,033	301,815

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 and 20,000,000 shares at redemption value of $10.16 and $10.06 per share as of March 31, 2025 and December 31, 2024, respectively	233,753,876	201,317,267

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 and 20,000,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of March 31, 2025 and December 31, 2024	767	767
Additional paid-in capital	—	971,163
Retained Earnings	1,132,396	223,461
Total Shareholders’ Equity	1,133,163	1,195,391
Total Liabilities and Shareholders’ Equity	$234,962,072	$202,814,473

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Operating expenses:
General and administrative expenses	341,380
Loss from operations	(341,380)

Other income:
Change in over-allotment liability	268,783
Interest earned on investments held in Trust Account	2,286,602
Total other income	2,555,385

Net income	$2,214,005

Weighted average Class A ordinary shares outstanding, basic	22,100,000
Basic and diluted net income per Class A ordinary share	$0.07
Weighted average Class B ordinary shares outstanding, basic	7,666,667
Basic and diluted net income per Class B ordinary share	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — December 31, 2024	7,666,667	$767	$971,163	$223,461	$1,195,391

Sale of 750,000 Private Placement Warrants	—	—	750,000	—	750,000

Fair Value of Public Warrants at issuance	—	—	286,500	—	286,500

Allocated value of transaction costs to Class A shares	—	—	4,539	—	4,539

Accretion for Class A ordinary shares to redemption amount	—	—	(2,012,202)	(1,305,070)	(3,317,272)

Net income	—	—	—	2,214,005	2,214,005

Balance – March 31, 2025	7,666,667	$767	$—	$1,132,396	$1,133,163

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,214,005
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of overallotment liability	(268,783)
Interest earned on investments held in Trust Account	(2,286,602)
Changes in operating assets and liabilities:
Prepaid expenses	(34,427)
Accrued offering costs	(2,100)
Accounts payable and accrued expenses	54,477
Net cash used in operating activities	(323,430)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(30,150,000)
Net cash used in investing activities	(30,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	29,400,000
Proceeds from sale of Private Placements Warrants	750,000
Net cash provided by financing activities	30,150,000

Net Change in Cash	(323,430)
Cash – Beginning	1,271,928
Cash – Ending	$948,498

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares to redemption value	$3,317,272

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company has not commenced any operations. All activity for the period from July 25, 2024 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the IPO and the full exercise of the over-allotment option amounted to $5,328,515, consisting of $4,600,000 of cash underwriting fees and $728,515 of other offering costs.

On January 23, 2025, the underwriters exercised the over-allotment option in full, and on January 27, 2025, purchased an additional 3,000,000 Units pursuant to the full exercise of the over-allotment option. The over-allotment Units were sold at an offering price of $10.00 per share, generating gross proceeds to the Company of $30,000,000. In connection with the full exercise of the over-allotment option, the Sponsor and B. Riley, purchased an additional 750,000 Private Placement Warrants in the aggregate at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $750,000. Following the full exercise of the over-allotment option and the sale of additional Private Placement Warrants, an aggregate amount of $30,150,000 was deposited into the Trust Account (as defined below).

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Following the closing of the Initial Public Offering on December 16, 2024, and the full exercise of the over-allotment option on January 27, 2025 an amount of $231,150,000 ($10.05 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was deposited into the Company’s trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (“Public Shareholders”).

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (“Founder Shares”) and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, the Company had cash of $948,498 held outside of the Trust Account and available for working capital purposes. The Company’s liquidity needs up to December 16, 2024 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 5) and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for quarterly financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for quarterly financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025. The quarterly results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any future periods.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these condensed financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $948,498 and $1,271,928 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the Company’s statement of operations.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ equity as Public and Private Placement Warrants after management’s evaluation was accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheets date. The underwriters’ over-allotment option has been deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering.

Warrant Instruments

The Company accounted for the 11,500,000 public warrants (the “Public Warrants”) included in the Units issued in connection with the Initial Public Offering and the full exercise of the over-allotment option and 8,135,000 Private Placement Warrants issued in connection with the Initial Public Offering and related private placement and the full exercise of the over-allotment option and related private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

As of March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

	Number of
	Class A
	ordinary	Amount
	shares	$
Gross proceeds	20,000,000	200,000,000
Less:
Proceeds allocated to Public Warrants	—	(1,910,000)
Proceeds allocated to Over-allotment Units	—	(392,288)
Class A ordinary shares issuance costs	—	(4,648,439)
Plus:
Remeasurement of carrying value to redemption value	—	8,267,994
Class A Ordinary Shares subject to possible redemption, December 31, 2024	20,000,000	201,317,267
Gross proceeds from exercise of Over-allotment Units	3,000,000	30,000,000
Less:
Proceeds allocated to Public Warrants	—	(286,500)
Class A ordinary shares issuance costs	—	(594,163)
Plus:
Remeasurement of carrying value to redemption value	—	3,317,272
Class A Ordinary Shares subject to possible redemption, March 31, 2025	23,000,000	233,753,876

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As of March 31, 2025, the Company had dilutive securities that are Public Warrants that could potentially be exercised into ordinary shares and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31,
	2025
	Class A	Class B non-
	redeemable	redeemable
Numerator:
Allocation of net income	$1,643,769	$570,236
Denominator:
Basic weighted average shares outstanding	22,100,000	7,666,667
Basic and diluted net income per ordinary share	$0.07	$0.07

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and quarterly basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in quarterly periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and quarterly periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU required the Company to provide additional disclosure, but otherwise it does not materially impact the condensed financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions, and will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed financial statements.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on December 16, 2024, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit. Pursuant to the full exercise of the over-allotment option, on January 27, 2025, the Company sold an additional 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants

As of March 31, 2025 and December 31, 2024, there were 19,635,000 and 17,385,000 warrants outstanding, respectively, including 11,500,000 and 10,000,000 Public Warrants, respectively and 8,135,000 and 7,385,000 Private Placement Warrants, respectively. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the warrant agreement (“Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and B. Riley purchased an aggregate of 7,385,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $7,385,000 in the aggregate in a private placement. Of those 7,385,000 Private Placement Warrants, the Sponsor purchased 4,885,000 Private Placement Warrants and B. Riley purchased 2,500,000 Private Placement Warrants. Simultaneously with the full exercise of the over-allotment option on January 27, 2025, the Sponsor and B. Riley purchased an aggregate of 750,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $750,000 in the aggregate in a private placement. Of those 750,000 Private Placement Warrants, the Sponsor purchased 375,000 Private Placement Warrants and B. Riley purchased 375,000 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 25, 2024, the Company issued an aggregate of 7,666,667 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share, including up to 1,000,000 of the Founder Shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. The over-allotment option was exercised in full on January 27, 2025.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of March 31, 2025 or the closing of the Initial Public Offering. Prior to the closing date of the IPO, the Company had borrowed $300,000 under the promissory note. The Company repaid the entire outstanding balance of the note at the closing of the Initial Public Offering on December 16, 2024. Borrowings under the note are no longer available.

Administrative Services Agreement

On December 12, 2024, the Company entered into an agreement with the Sponsor stipulating that commencing on December 13, 2024 and through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. The Company incurred and paid $30,000 for administrative services for the three months ended March 31, 2025.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

Underwriting Agreement

Under the underwriting agreement (“Underwriting Agreement”), the underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On January 23, 2025, the underwriters exercised the over-allotment option in full.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 and 20,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On July 25, 2024, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. As of March 31, 2025 and December 31, 2024, there were 7,666,667 Class B ordinary shares issued and outstanding.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2025	2024
Assets:
Investments held in Trust Account	1	$233,753,876	$201,317,274
Liability:
Fair value of over-allotment liability	3	$—	$279,159

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the condensed balance sheets. The over-allotment option liability is measured at fair value at December 31, 2024 and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the statement of operations.

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

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

January 27,
2025
Risk-free interest rate	4.44%
Expected term (years)	0.01
Expected volatility	7.91%
Exercise price	$10.00

December 31,
2024
Risk-free interest rate	4.40%
Expected term (years)	0.08
Expected volatility	7.91%
Exercise price	$10.00

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

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of March 31, 2025 and December 31, 2024, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, which are held in the Trust Account, and non-operating income or expense from the changes in the fair value of over-allotment liability, which is not considered a measure of financial performance used by the CODM.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Three Months Ended March 31,
2025
General and administrative expenses	$341,380
Interest earned on the Trust Account	$2,286,602
Net income	$2,214,005
Total assets	$234,962,072

The key measures of segment profit or loss reviewed by our CODM are interest earned on investment in the Trust Account and formation and operating expenses. The CODM reviews interest earned on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within the operating expenses, the CODM specifically reviews professional service fees, which are a significant segment expense, and include legal fees and advisory fees. These expenses are monitored to manage and forecast cash available to complete a Business Combination within the required period. Other general and administrative expenses, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in the aggregate to ensure alignment with budget and contractual obligations. Funds invested in the Trust Account represent the predominant portion of the Company’s total assets and are monitored by the CODM to determine the most effective strategy of investment with the Trust Account funds, while maintaining compliance with the trust agreement.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We may seek to extend the combination period, which is the 24-month period from the closing of the Initial Public Offering to December 16, 2026, that we have to consummate an initial Business Combination (“Combination Period”), consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the requirement pursuant to the Nasdaq rules that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its IPO registration statement (the “Nasdaq 36-Month Requirement”). If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Recent Developments

On January 23, 2025, the underwriters of the Initial Public Offering exercised the over-allotment option in full, and on January 27, 2025, purchased an additional 3,000,000 Units (“Option Units”). The Option Units were sold at an offering price of $10.00 per Option Unit, generating gross proceeds to us of $30,000,000. In connection with the full exercise of the over-allotment option, the Sponsor and B. Riley, the representative of the underwriters in the Initial Public Offering, purchased an additional 750,000 Private Placement Warrants in the aggregate at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $750,000. Following the full exercise of the over-allotment option and the closing of the Private Placement, an aggregate amount of $30,150,000 was deposited into the Trust Account.

Our Units commenced public trading on December 13, 2024, and our Public Shares and Public Warrants commenced separate public trading on February 3, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 25, 2024 (inception) through March 31, 2025 were organizational activities and those necessary to prepare for and consummate the Initial Public Offering, and following the closing of the Initial Public Offering, searching for a target with which to consummate a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non - operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net income of $2,214,005, which consisted of interest earned on investments held in the Trust Account of $2,286,602, as well as change in fair value of over - allotment liability of $268,783, offset by formation and operating costs of $341,380.

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

Following the Initial Public Offering and the full exercise of the over-allotment option, a total of $231,150,000 was placed in the Trust Account. We incurred $5,328,515 of offering expenses, consisting of $4,600,000 of cash underwriting fees and $728,515 of other offering costs. The proceeds held in the Trust Account are currently invested only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination.

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

On January 23, 2025, the underwriters exercised the over-allotment option in full, and on January 27, 2025, purchased an additional 3,000,000 Units pursuant to the full exercise of the over-allotment option. The over-allotment Units were sold at an offering price of $10.00 per share, generating gross proceeds to the Company of $30,000,000. In connection with the closing of the over-allotment option, the Sponsor and B. Riley purchased an additional 750,000 Private Placement Warrants in the aggregate at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $750,000. Following the closing of the over-allotment option and the sale of additional Private Placement Warrants, an aggregate amount of $30,150,000 was deposited into the Trust Account.

For the three months ended March 31, 2025, cash used in operating activities was $323,430. Net income of $2,214,005 was affected by the interest earned on investments held in the Trust Account of $2,286,602 and a change in the fair value of over-allotment option of $268,783. Changes in operating assets and liabilities provided $17,950 of cash from operating activities.

As of March 31, 2025, we had investments held in the Trust Account of $233,753,876. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $948,498. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Administrative Services Agreement

Commencing on December 13, 2024, and until completion of our initial Business Combination or liquidation, we pay our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. The Company incurred and paid $30,000 for administrative services for the three months ended March 31, 2025.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

As of March 31, 2025, our critical estimates included estimates made by management in the calculation of the over-allotment liability, primarily related to the estimate of underlying stock volatility, taking into account that changes in such estimates could have material impact on the calculation of the over-allotment liability.

Current and anticipated future events might affect the determination of whether certain estimates are considered critical by management.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the United States has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the United States, other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new United States tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement. These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.

Each Unit sold in our Initial Public Offering at an offering price of $10.00 per Unit consisted of one Public Share and one-half of one redeemable warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement and the full exercise of the over-allotment, $30,150,000 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.05 per Public Share (the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, entered into a definitive agreement with a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have declined following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) Warrant Agreement, (iii) the registration rights agreement, (iv) the private placement warrants purchase agreements, and (v) the administrative services agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Underwriting Agreement contains certain lock-up provisions with respect to the Founder Shares and other securities held by our initial shareholders, Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our initial shareholders, Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by Sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 23, 2025, the underwriters exercised the over-allotment option in full, and on January 27, 2025, purchased an additional 3,000,000 Option Units pursuant to the full exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per share, generating gross proceeds to the Company of $30,000,000. In connection with the closing of the over-allotment option, the Sponsor and B. Riley, purchased an additional 750,000 Private Placement Warrants in the aggregate at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $750,000. Following the closing of the over-allotment option and the sale of additional Private Placement Warrants, an aggregate amount of $30,150,000 was deposited into the Trust Account.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE* 104	XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROMAN DBDR ACQUISITION CORP. II

Date:May 21, 2025	By:	/s/ John C. Small
	Name:	John C. Small
	Title:	Chief Financial Officer