Form 10-Q
period 2025-06-30
Roman DBDR Acquisition Corp. II
filed 2025-10-23
CIK 2032528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

(650) 618-2524

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 23, 2025, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ROMAN DBDR ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets:
Current assets
Cash	$618,822	$1,271,928
Receivable from employee	20,226	—
Prepaid expenses	152,117	126,979
Total current assets	791,165	1,398,907
Long-term prepaid insurance	45,792	98,292
Investments held in Trust Account	236,176,471	201,317,274
Total Assets	$237,013,428	$202,814,473

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable and accrued expenses	$98,449	$20,486
Accrued offering costs	—	2,100
Advance from related party	70	70
Over-allotment liability	—	279,159
Total Current Liabilities	98,519	301,815

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 and 20,000,000 shares at redemption value of $10.27 and $10.06 per share as of June 30, 2025 and December 31, 2024, respectively	236,176,471	201,317,267

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 and 20,000,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2025 and December 31, 2024	767	767
Additional paid-in capital	—	971,163
Retained Earnings	737,671	223,461
Total Shareholders’ Equity	738,438	1,195,391
Total Liabilities and Shareholders’ Equity	$237,013,428	$202,814,473

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2025	2025
Operating expenses:
General and administrative expenses	394,725	736,105
Loss from operations	(394,725)	(736,105)

Other income:
Change in over-allotment liability	—	268,783
Interest earned on investments held in Trust Account	2,422,595	4,709,197
Total other income	2,422,595	4,977,980

Net income	$2,027,870	$4,241,875

Weighted average Class A ordinary shares outstanding, basic	23,000,000	22,552,486
Basic and diluted net income per Class A ordinary share	$0.07	$0.14
Weighted average Class B ordinary shares outstanding, basic	7,666,667	7,666,667
Basic and diluted net income per Class B ordinary share	$0.07	$0.14

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — December 31, 2024	7,666,667	$767	$971,163	$223,461	$1,195,391

Sale of 750,000 Private Placement Warrants	—	—	750,000	—	750,000

Fair Value of Public Warrants at issuance	—	—	286,500	—	286,500

Allocated value of transaction costs to Class A shares	—	—	4,539	—	4,539

Remeasurement of Class A ordinary shares to redemption amount	—	—	(2,012,202)	(1,305,070)	(3,317,272)

Net income	—	—	—	2,214,005	2,214,005

Balance – March 31, 2025	7,666,667	767	—	1,132,396	1,133,163

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(2,422,595)	(2,422,595)

Net income	—	—	—	2,027,870	2,027,870

Balance – June 30, 2025	7,666,667	$767	$—	$737,671	$738,438

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,241,875
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of overallotment liability	(268,783)
Interest earned on investments held in Trust Account	(4,709,197)
Changes in operating assets and liabilities:
Receivable from employee	(20,226)
Prepaid expenses	27,362
Accrued offering costs	(2,100)
Accounts payable and accrued expenses	77,963
Net cash used in operating activities	(653,106)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(30,150,000)
Net cash used in investing activities	(30,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	29,400,000
Proceeds from sale of Private Placements Warrants	750,000
Net cash provided by financing activities	30,150,000

Net Change in Cash	(653,106)
Cash – Beginning	1,271,928
Cash – Ending	$618,822

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares to redemption amount	$5,739,867

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company has not commenced any operations. All activity for the period from July 25, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on December 12, 2024 (“IPO Registration Statement”). On December 16, 2024, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had cash of $618,822 held outside of the Trust Account and available for working capital purposes. The Company’s liquidity needs up to December 16, 2024 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 5) and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025. The quarterly results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any future periods.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $618,822 and $1,271,928 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the Company’s statement of operations.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ equity as Public and Private Placement Warrants after management’s evaluation was classified as equity.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

	Number of
	Class A
	ordinary	Amount
	shares	$
Gross proceeds	20,000,000	200,000,000
Less:
Proceeds allocated to Public Warrants	—	(1,910,000)
Proceeds allocated to Over-allotment Units	—	(392,288)
Class A ordinary shares issuance costs	—	(4,648,439)
Plus:
Remeasurement of carrying value to redemption value	—	8,267,994
Class A Ordinary Shares subject to possible redemption, December 31, 2024	20,000,000	201,317,267
Gross proceeds from exercise of Over-allotment Units	3,000,000	30,000,000
Less:
Proceeds allocated to Public Warrants	—	(286,500)
Class A ordinary shares issuance costs	—	(594,163)
Plus:
Remeasurement of carrying value to redemption value	—	3,317,272
Class A Ordinary Shares subject to possible redemption, March 31, 2025	23,000,000	233,753,876
Plus:
Remeasurement of carrying value to redemption value	—	2,422,595
Class A Ordinary Shares subject to possible redemption, June 30, 2025	23,000,000	236,176,471

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As of June 30, 2025, the Company had dilutive securities that are Public Warrants that could potentially be exercised into ordinary shares and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025		2025
	Class A	Class B non-	Class A	Class B non-
	redeemable	redeemable	redeemable	redeemable
Numerator:
Allocation of net income	$1,520,902	$506,968	$3,165,702	$1,076,173
Denominator:
Basic weighted average shares outstanding	23,000,000	7,666,667	22,552,486	7,666,667
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.14	$0.14

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

Warrants

As of June 30, 2025 and December 31, 2024, there were 19,635,000 and 17,385,000 warrants outstanding, respectively, including 11,500,000 and 10,000,000 Public Warrants, respectively and 8,135,000 and 7,385,000 Private Placement Warrants, respectively. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Under the terms of the warrant agreement (“Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

Administrative Services Agreement

On December 12, 2024, the Company entered into an agreement with the Sponsor stipulating that commencing on December 13, 2024 and through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. The Company incurred and paid $30,000 and $60,000 for administrative services for the three and six months ended June 30, 2025.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 and 20,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On July 25, 2024, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. As of June 30, 2025 and December 31, 2024, there were 7,666,667 Class B ordinary shares issued and outstanding.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2025	2024
Assets:
Investments held in Trust Account	1	$236,176,471	$201,317,274
Liability:
Fair value of over-allotment liability	3	$—	$279,159

At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of June 30, 2025 and December 31, 2024, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, which are held in the Trust Account, and non-operating income or expense from the changes in the fair value of over-allotment liability, which is not considered a measure of financial performance used by the CODM.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2025	2025
General and administrative expenses	$394,725	$736,105
Interest earned on the Trust Account	$2,422,595	$4,709,197
Net income	$2,027,870	$4,241,875
Total assets	$237,013,428	$237,013,428

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On August 28, 2025, the Company received a deficiency letter (the “Deficiency Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it was not in compliance with requirements of Nasdaq Listing Rule 5250(c)(1) (the “Rule”) as a result of not having filed with the U.S. Securities and Exchange Commission its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (the “Quarterly Report”) in the prescribed timeframe. The Deficiency Notice has no immediate effect on the listing of the Company’s securities on The Nasdaq Global Market. According to the Deficiency Notice, the Company has a period of 60 calendar days, or until October 27, 2025, to submit a plan to Nasdaq to regain compliance. If the Company submits a plan and Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from the Quarterly Report’s due date, or until February 16, 2026, to regain compliance with the Rule. The Company believes that it will regain compliance with the Rule upon the filing of the Quarterly Report.

On October 1, 2025, the Company’s board of directors appointed John J. Birmingham as the Company’s new Chief Financial Officer. Mr. Birmingham also serves as the Company’s principal accounting officer and principal financial officer. In connection with Mr. Birmingham’s appointment, the Company and Mr. Birmingham entered into an offer letter, dated October 1, 2025 (the “Offer Letter”), pursuant to which Mr. Birmingham will receive a one-time initial cash payment in the amount of $25,000 and a subsequent cash payment of $50,000 relating to the Company’s Securities and Exchange Commission reporting obligations as more specifically described in the Offer Letter, and such additional amounts as may be agreed upon by the parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 25, 2024 (inception) through June 30, 2025 were organizational activities and those necessary to prepare for and consummate the Initial Public Offering, and following the closing of the Initial Public Offering, searching for a target with which to consummate a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non - operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $2,027,870, which consisted of interest earned on investments held in the Trust Account of $2,422,595, offset by formation and operating costs of $394,725.

For the six months ended June 30, 2025, we had net income of $4,241,875, which consisted of interest earned on investments held in the Trust Account of $4,709,197, as well as change in fair value of over-allotment liability of $268,783, offset by formation and operating costs of $736,105.

Liquidity, Capital Resources and Going Concern

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

For the six months ended June 30, 2025, cash used in operating activities was $653,106. Net income of $4,241,875 was affected by the interest earned on investments held in the Trust Account of $4,709,197 and a change in the fair value of over-allotment option of $268,783. Changes in operating assets and liabilities provided $82,999 of cash from operating activities.

As of June 30, 2025, we had investments held in the Trust Account of $236,176,471. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $618,822. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise additional capital will be successful. We lack the financial resources we need to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report. These conditions raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report  do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as set forth below.

Administrative Services Agreement

Commencing on December 13, 2024, and until completion of our initial Business Combination or liquidation, we pay our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. The Company incurred and paid $30,000 and $60,000 for administrative services for the three and six months ended June 30, 2025.

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

As of June 30, 2025, our critical estimates included estimates made by management in the calculation of the over-allotment liability, primarily related to the estimate of underlying stock volatility, taking into account that changes in such estimates could have material impact on the calculation of the over-allotment liability.

Current and anticipated future events might affect the determination of whether certain estimates are considered critical by management.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to the material weakness related to the insufficient segregation of duties to safeguard company assets.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2025, other than as described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025, (iii) quarterly report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC on May 21, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in these filings with the SEC.

If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We identified a material weakness in our internal controls over financial reporting as of June 30, 2025 relating to insufficient segregation of duties to safeguard company assets. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report were issued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarterly period covered by the Quarterly Report. However, on January 23, 2025, the underwriters exercised the over-allotment option in full, and on January 27, 2025, purchased an additional 3,000,000 Option Units pursuant to the full exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per share, generating gross proceeds to the Company of $30,000,000. In connection with the closing of the over-allotment option, the Sponsor and B. Riley, purchased an additional 750,000 Private Placement Warrants in the aggregate at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $750,000. Following the closing of the over-allotment option and the sale of additional Private Placement Warrants, an aggregate amount of $30,150,000 was deposited into the Trust Account.

Use of Proceeds

There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Quarterly Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2  of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on January 16, 2025.There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROMAN DBDR ACQUISITION CORP. II

Date: October 23, 2025	By:	/s/ John J. Birmingham
	Name:	John J. Birmingham
	Title:	Chief Financial Officer