Form 10-Q
period 2025-09-30
Roman DBDR Acquisition Corp. II
filed 2025-11-13
CIK 2032528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ROMAN DBDR ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

Page
Part I. Financial Information	1
Item 1. Financial Statements,	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations For the Three and Nine Months Ended September 30, 2025 and for the Period from July 25, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity For the Three and Nine Months Ended September 30, 2025 and for the Period from July 25, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2025 and for the Period from July 25, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk.	25
Item 4. Controls and Procedures.	25
Part II. Other Information	26
Item 1. Legal Proceedings.	26
Item 1A. Risk Factors.	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3. Defaults Upon Senior Securities.	26
Item 4. Mine Safety Disclosures.	26
Item 5. Other Information.	27
Item 6. Exhibits.	27
Signatures	28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets:
Current assets
Cash	$323,684	$1,271,928
Receivable from employee	5,840	—
Prepaid expenses	151,642	126,979
Total current assets	481,166	1,398,907
Long-term prepaid insurance	19,542	98,292
Investments held in Trust Account	238,827,542	201,317,274
Total Assets	$239,328,250	$202,814,473

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable and accrued expenses	$275,504	$20,486
Accrued offering costs	—	2,100
Advance from related party	70	70
Over-allotment liability	—	279,159
Total Current Liabilities	275,574	301,815

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 and 20,000,000 shares at redemption value of $10.38 and $10.06 per share as of September 30, 2025 and December 31, 2024, respectively	238,827,542	201,317,267

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 and 20,000,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2025 and December 31, 2024	767	767
Additional paid-in capital	—	971,163
Retained Earnings	224,367	223,461
Total Shareholders’ Equity	225,134	1,195,391
Total Liabilities and Shareholders’ Equity	$239,328,250	$202,814,473

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

			For the Period
	For the Three	For the Nine	From July 25, 2024
	Months Ended	Months Ended	(Inception) Through
	September 30,	September 30,	September 30,
	2025	2025	2024
Operating expenses:
General and administrative expenses	$513,304	$1,249,409	$90,741
Loss from operations	(513,304)	(1,249,409)	(90,741)

Other income:
Change in over-allotment liability	—	268,783	—
Interest earned on investments held in Trust Account	2,651,071	7,360,268	—
Total other income	2,651,071	7,629,051	—

Net income (loss)	$2,137,767	$6,379,642	$(90,741)

Weighted average Class A ordinary shares outstanding, basic	23,000,000	22,703,297	—
Basic and diluted net income per Class A ordinary share	$0.07	$0.21	—
Weighted average Class B ordinary shares outstanding, basic	7,666,667	7,666,667	6,666,667
Basic and diluted net income (loss) per Class B ordinary share	$0.07	$0.21	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — December 31, 2024	7,666,667	$767	$971,163	$223,461	$1,195,391

Sale of 750,000 Private Placement Warrants	—	—	750,000	—	750,000

Fair Value of Public Warrants at issuance	—	—	286,500	—	286,500

Allocated value of transaction costs to Class A shares	—	—	4,539	—	4,539

Remeasurement of Class A ordinary shares to redemption amount	—	—	(2,012,202)	(1,305,070)	(3,317,272)

Net income	—	—	—	2,214,005	2,214,005

Balance – March 31, 2025	7,666,667	767	—	1,132,396	1,133,163

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(2,422,595)	(2,422,595)

Net income	—	—	—	2,027,870	2,027,870

Balance – June 30, 2025	7,666,667	767	—	737,671	738,438

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(2,651,071)	(2,651,071)

Net income	—	—	—	2,137,767	2,137,767

Balance – September 30, 2025	7,666,667	$767	$—	$224,367	$225,134

FOR THE PERIOD FROM JULY 25, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A		Class B		Receivable	Additional		Total
	Ordinary Shares		Ordinary Shares		from	Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Shareholder	Capital	Deficit	Deficit
Balance — July 25, 2024 (Inception)	—	$—	—	$—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,666,667	767	(25,000)	24,233	—	—

Net loss	—	—	—	—	—	—	(90,741)	(90,741)

Balance – September 30, 2024	—	$—	7,666,667	$767	$(25,000)	$24,233	$(90,741)	$(90,741)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
	For the Nine	from July 25, 2024
	Months Ended	(Inception) Through
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$6,379,642	$(90,741)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of overallotment liability	(268,783)	—
Interest earned on investments held in Trust Account	(7,360,268)	—
Formation costs applied to prepaid expenses contributed by sponsor through promissory note	—	11,886
Payment of operating costs by Sponsor via promissory note- related party	—	51,105
Changes in operating assets and liabilities:
Receivable from employee	(5,840)	—
Prepaid expenses	54,087	20,600
Accrued offering costs	(2,100)	—
Accounts payable and accrued expenses	255,018	7,150
Net cash used in operating activities	(948,244)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(30,150,000)	—
Net cash used in investing activities	(30,150,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	29,400,000	—
Proceeds from sale of Private Placements Warrants	750,000	—
Net cash provided by financing activities	30,150,000	—

Net Change in Cash	(948,244)	—
Cash – Beginning	1,271,928	—
Cash – Ending	$323,684	$—

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares to redemption amount	$8,390,938	$—
Deferred offering costs applied to prepaid expense	—	5,358
Deferred offering costs paid through promissory note - related party	—	146,977
Deferred offering costs included in accrued offering costs	—	37,500
Prepaid expenses paid by promissory note	$—	$44,430

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company has not commenced any operations. All activity for the period from July 25, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

On August 28, 2025, the Company received a deficiency letter (the “Deficiency Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it was not in compliance with requirements of Nasdaq Listing Rule 5250(c)(1) (the “Rule”) as a result of not having filed with the U.S. Securities and Exchange Commission its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (the “Quarterly Report”) in the prescribed timeframe. The Deficiency Notice had no immediate effect on the listing of the Company’s securities on The Nasdaq Global Market. According to the Deficiency Notice, the Company had a period of 60 calendar days, or until October 27, 2025, to submit a plan to Nasdaq to regain compliance. The Company filed the Quarterly Report on October 23, 2025. On November 5, 2025, the Company received a notice from Nasdaq starting that it is in compliance with the Rule.

On October 1, 2025, the Company’s board of directors appointed John J. Birmingham as the Company’s new Chief Financial Officer. Mr. Birmingham also serves as the Company’s principal accounting officer and principal financial officer. In connection with Mr. Birmingham’s appointment, the Company and Mr. Birmingham entered into an offer letter, dated October 1, 2025 (the “Offer Letter”), pursuant to which Mr. Birmingham received a one-time initial cash payment in the amount of $25,000 and will receive a subsequent cash payment of $50,000 relating to the Company’s Securities and Exchange Commission reporting obligations as more specifically described in the Offer Letter, and such additional amounts as may be agreed upon by the parties.

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had cash of $323,684 held outside of the Trust Account and available for working capital purposes. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025. The quarterly results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $323,684 and $1,271,928 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Investments Held in Trust Account

At September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the Company’s statement of operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

As of September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

	Number of
	Class A
	ordinary	Amount
	shares	$
Gross proceeds	20,000,000	200,000,000
Less:
Proceeds allocated to Public Warrants	—	(1,910,000)
Proceeds allocated to Over-allotment Units	—	(392,288)
Class A ordinary shares issuance costs	—	(4,648,439)
Plus:
Remeasurement of carrying value to redemption value	—	8,267,994
Class A Ordinary Shares subject to possible redemption, December 31, 2024	20,000,000	201,317,267
Gross proceeds from exercise of Over-allotment Units	3,000,000	30,000,000
Less:
Proceeds allocated to Public Warrants	—	(286,500)
Class A ordinary shares issuance costs	—	(594,163)
Plus:
Remeasurement of carrying value to redemption value	—	3,317,272
Class A Ordinary Shares subject to possible redemption, March 31, 2025	23,000,000	233,753,876
Plus:
Remeasurement of carrying value to redemption value	—	2,422,595
Class A Ordinary Shares subject to possible redemption, June 30, 2025	23,000,000	236,176,471
Plus:
Remeasurement of carrying value to redemption value	—	2,651,071
Class A Ordinary Shares subject to possible redemption, September 30, 2025	23,000,000	238,827,542

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As of September 30, 2025, the Company had dilutive securities that are Public Warrants that could potentially be exercised into ordinary shares and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025		2025
	Class A	Class B non-	Class A	Class B non-
	redeemable	redeemable	redeemable	redeemable
Numerator:
Allocation of net income	$1,603,325	$534,442	$4,769,150	$1,610,492
Denominator:
Basic weighted average shares outstanding	23,000,000	7,666,667	22,703,297	7,666,667
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.21	$0.21

	For the Period from July 25,
	2024 (Inception) Through
	September 30,
	2024
	Class A	Class B non-
	redeemable	redeemable
Numerator:
Allocation of net loss	$—	$(90,741)
Denominator:
Basic weighted average shares outstanding	—	6,666,667
Basic and diluted net loss per ordinary share	$—	$(0.01)

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

Warrants

As of September 30, 2025 and December 31, 2024, there were 19,635,000 and 17,385,000 warrants outstanding, respectively, including 11,500,000 and 10,000,000 Public Warrants, respectively, and 8,135,000 and 7,385,000 Private Placement Warrants, respectively. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Administrative Services Agreement

On December 12, 2024, the Company entered into an agreement with the Sponsor stipulating that commencing on December 13, 2024 and through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. The Company incurred and paid $30,000 and $90,000 for administrative services for the three and nine months ended September 30, 2025. For the period from July 25, 2024 (inception) through September 30, 2024, the Company did not incur any fees for these services.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 and 20,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On July 25, 2024, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. As of September 30, 2025 and December 31, 2024, there were 7,666,667 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2025

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2025	2024
Assets:
Investments held in Trust Account	1	$238,827,542	$201,317,274
Liability:
Fair value of over-allotment liability	3	$—	$279,159

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

At September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of September 30, 2025 and December 31, 2024, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, which are held in the Trust Account, and non-operating income or expense from the changes in the fair value of over-allotment liability, which is not considered a measure of financial performance used by the CODM.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2025	2025
General and administrative expenses	$513,304	$1,249,409
Interest earned on the Trust Account	$2,651,071	$7,360,268
Net income	$2,137,767	$6,379,642
Total assets	$239,328,250	$239,328,250

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 25, 2024 (inception) through September 30, 2025 were organizational activities and those necessary to prepare for and consummate the Initial Public Offering, and following the closing of the Initial Public Offering, searching for a target with which to consummate a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non - operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $2,137,767, which consisted of interest earned on investments held in the Trust Account of $2,651,071, offset by formation and operating costs of $513,304.

For the nine months ended September 30, 2025, we had net income of $6,379,642, which consisted of interest earned on investments held in the Trust Account of $7,360,268, as well as change in fair value of over-allotment liability of $268,783, offset by formation and operating costs of $1,249,409.

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

For the nine months ended September 30, 2025, cash used in operating activities was $948,244. Net income of $6,379,642 was affected by the interest earned on investments held in the Trust Account of $7,360,268 and a change in the fair value of over-allotment option of $268,783. Changes in operating assets and liabilities provided $301,165 of cash from operating activities.

For the period from July 25, 2024 (inception) through September 30, 2024, cash used in operating activities was $0. Net loss of $91,741 was affected by the formation costs applied to prepaid expenses contributed by the Sponsor through a promissory note of $11,886 and a payment of operating costs by the Sponsor via promissory note- related party of $51,105. Changes in operating assets and liabilities provided $27,750 of cash from operating activities.

As of September 30, 2025, we had investments held in the Trust Account of $238,827,542. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $323,684. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Administrative Services Agreement

Commencing on December 13, 2024, and until completion of our initial Business Combination or liquidation, we pay our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. The Company incurred and paid $30,000 and $90,000 for administrative services for the three and nine months ended September 30, 2025.

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

As of September 30, 2025, our critical estimates included estimates made by management in the calculation of the over-allotment liability, primarily related to the estimate of underlying stock volatility, taking into account that changes in such estimates could have material impact on the calculation of the over-allotment liability.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to the material weakness related to the insufficient segregation of duties to safeguard company assets.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025, (iii) quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025, filed with the SEC on May 21, 2025 and October 23, 2025, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in these filings with the SEC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ROMAN DBDR ACQUISITION CORP. II

Date: November 12, 2025	By:	/s/ John J. Birmingham
	Name:	John J. Birmingham
	Title:	Chief Financial Officer