Form 10-K
period 2025-12-31
Roman DBDR Acquisition Corp. II
filed 2026-03-04
CIK 2032528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, as reported on The Nasdaq Global Market, was $237,130,000.

As of March 4, 2026, there were 23,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” “could,” “would,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the ThomasLloyd Business Combination (as defined below);
●	our expectations regarding the potential performance of the prospective target business or businesses, such as the business of ThomasLloyd (as defined below);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;
●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Sponsor (as defined below);
●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;
●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	the value of the Founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);
●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;
●	our financial performance; or
●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated December 12, 2024, which we entered into with our Sponsor;
●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;
●	“Amended and Restated Business Combination Marketing Agreement” are to the Amended and Restated Business Combination Marketing Agreement, dated February 27, 2026, which we entered into with ThomasLloyd (as defined below) and B. Riley (as defined below), which amended and restated the Business Combination Marketing Agreement (as defined below);
●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);
●	“B. Riley” are to B. Riley Securities, Inc., the sole book-running manager for the Initial Public Offering (as defined below);
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Business Combination Marketing Agreement” are to the Business Combination Marketing Agreement, dated December 12, 2024, which we entered into with B. Riley;
●	“CBIZ” are to CBIZ CPAs P.C., our independent registered public accounting firm;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share, of the Company;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share, of the Company;
●	“Closing” are to the closing of the transactions contemplated by the ThomasLloyd Business Combination Agreement (as defined below);
●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to December 16, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;
●	“Company,” “our,” “we,” or “us” are to Roman DBDR Acquisition Corp. II, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued (i) upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or (ii) at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“Initial Public Offering” or “IPO” are to the Initial Public Offering that we consummated on December 16, 2024;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on July 25, 2024;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on September 17, 2024, as amended, and declared effective on December 13, 2024 (File No. 333-282186);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Letter Agreement” are to the Letter Agreement, dated December 12, 2024, which we entered into with our Sponsor and our directors and officers;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“Marcum” are to Marcum LLP, our prior independent registered public accounting firm;
●	“Merger Sub” or “Surviving Company” are to ThomasLloyd Climate Solutions Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of PubCo (as defined below);
●	“Nasdaq” are to The Nasdaq Global Market;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;
●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;
●	“Option Units” are to the 3,000,000 units of our Company that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares of the Company, together;
●	“Over-Allotment Option” are to the 45-day option that underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised on January 23, 2025;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) to our Sponsor and B. Riley that occurred simultaneously with the initial closing of our Initial Public Offering and upon the closing of the Over-Allotment Option pursuant to the Private Placement Warrants Purchase Agreements (as defined below);
●	“Private Placement Warrants” are to the warrants issued to our Sponsor and B. Riley in the Private Placement;
●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated December 12, 2024, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated December 12, 2024, which we entered into with B. Riley, together;
●	“Pubco” are to TL Topco PLC, a public limited company to be incorporated under the laws of England and Wales;
●	“PubCo Party” are to Merger Sub and PubCo, who will become parties to the ThomasLloyd Business Combination Agreement following the formation of PubCo;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that each Sponsor’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.49 per Public Share as of December 31, 2025 (before taxes payable, if any);
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;
●	“Roman I” are to Roman DBDR Tech Acquisition Corp.;
●	“Roman II Registration Rights Agreement” are to the Registration Rights Agreement, dated December 12, 2024, which we entered into with the Sponsor and B. Riley;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;

v

●	“SPACs” are to special purpose acquisition companies;
●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);
●	“Sponsor” are to Roman DBDR Acquisition Sponsor II LLC, a Delaware limited liability company;
●	“ThomasLloyd” are to ThomasLloyd Climate Solutions B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid), with its corporate seat in Amsterdam, the Netherlands;
●	“ThomasLloyd Business Combination” are to the transactions contemplated by the ThomasLloyd Business Combination Agreement and the ancillary documents, collectively;
●	“ThomasLloyd Business Combination Agreement” are to the Business Combination Agreement, dated February 27, 2026, which we entered into with (i) ThomasLloyd; (ii) ThomasLloyd Shareholders (as defined below); and (iii) PubCo Party, as it may be amended, supplemented or otherwise modified from time to time;
●	“ThomasLloyd Registration Statement” are to the Registration Statement on Form F-4, which will include a proxy statement/prospectus, in connection with the ThomasLloyd Business Combination, to be filed by us and ThomasLloyd with the SEC, as may be amended from time to time;
●	“ThomasLloyd Shareholders” or “Sellers” are to the shareholders of ThomasLloyd named in the ThomasLloyd Business Combination Agreement;
●	“Trust Account” are to the U.S.-based Trust Account in which an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering, the Private Placement Warrants in the Private Placement, and the full exercise of the Over-Allotment Option were placed following the closing of the Initial Public Offering;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Underwriting Agreement’ are to Underwriting Agreement, dated December 12, 2024, which we entered into with B. Riley, as representative of the several underwriters of the Initial Public Offering;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1.Business.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination. While we may pursue an initial Business Combination target in any stage of its corporate evolution or in any industry or sector, our initial search is focused on companies in the cybersecurity, artificial intelligence (“AI”) or financial technology (“FinTech”) industries. Our Management Team has had significant success sourcing, acquiring, growing and monetizing these types of companies. We believe this experience makes us well suited to identify, source, negotiate and execute an initial Business Combination, including the ThomasLloyd Business Combination, with the ultimate goal of pursuing attractive risk-adjusted returns for our shareholders.

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

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by (i) Dixon Doll, Jr., our Chief Executive Officer, (ii) John J. Birmingham, our Chief Financial Officer, and (iii) Dr. Donald G. Basile, our Chief Technology Officer. We must complete our initial Business Combination by December 16, 2026, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by the end of our Combination Period, then, unless our shareholders approve an extension to our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account.

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

Our Management Team

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

ThomasLloyd Business Combination

Business Combination Agreement

The subsection below describes the material provisions of the ThomasLloyd Business Combination Agreement, but does not purport to describe all the terms thereof. This summary of the ThomasLloyd Business Combination Agreement is qualified in its entirety by reference to the complete text of the ThomasLloyd Business Combination Agreement, a copy of which is filed with the Report as Exhibit 2.1, and is incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the ThomasLloyd Business Combination Agreement. Unless otherwise indicated, this Report does not assume the consummation of the ThomasLloyd Business Combination.

On February 27, 2026, we, ThomasLloyd, and each of the ThomasLloyd Shareholders, entered into the ThomasLloyd Business Combination Agreement. PubCo and Merger Sub will become parties to the ThomasLloyd Business Combination Agreement following the formation of PubCo. The ThomasLloyd Business Combination Agreement and the transactions contemplated under the ThomasLloyd Business Combination were unanimously approved by the boards of directors of each of our Company and ThomasLloyd. The ThomasLloyd Business Combination is expected to close in the third quarter of 2026, following the receipt of the requisite approvals of our shareholders and the ThomasLloyd Shareholders and the fulfillment of other customary closing conditions.

The Merger and the Share Exchange

The ThomasLloyd Business Combination Agreement provides, among other things, that at least one day prior to the share exchange described below, the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the Surviving Company after the Merger and a direct, wholly owned subsidiary of PubCo. The effective time of the Merger is referred to as the “Merger Effective Time.” As a result of the Merger, each issued and outstanding share of our Class A Ordinary Shares and Class B Ordinary Shares, other than the Roman Dissenting Shares (each as defined in the ThomasLloyd Business Combination Agreement) will no longer be outstanding and will be automatically cancelled and converted into and exchanged for the right to receive one PubCo Class A Ordinary Share (as defined below), and each issued and outstanding Roman Warrant (as defined in the ThomasLloyd Business Combination Agreement) will become one warrant to purchase one PubCo Class A Ordinary Share (“PubCo Warrant”), with PubCo issuing a number of PubCo Class A Ordinary Shares and PubCo Warrants in accordance with the terms of the ThomasLloyd Business Combination Agreement. Exercise of each Roman Warrant will be handled pursuant to an Assignment, Assumption and Amendment Agreement, entered into by each of PubCo, the Surviving Company and Continental, as warrant agent, amending the Warrant Agreement (as defined in the ThomasLloyd Business Combination Agreement), pursuant to which, among other things, PubCo will assume the obligations of the Surviving Company under the Warrant Agreement. Each Roman Dissenting Share shall be cancelled and cease to exist at the Merger Effective Time, will not be entitled to receive the applicable PubCo Shares (as defined below) and will be entitled to receive only the payment of the fair value of such Roman Dissenting Share held by them as determined in accordance with Section 238 of the Cayman Companies Act.

At least one day following the Merger Effective Time, PubCo will acquire all of the issued and outstanding ordinary shares of ThomasLloyd from the Sellers in exchange for the issuance by PubCo of new ordinary shares, par value $0.01 per share, consisting of Class A ordinary shares (“PubCo Class A Ordinary Shares”) and Class B ordinary shares (“PubCo Class B Ordinary Shares” and, together with the PubCo Class A Ordinary Shares, the “PubCo Shares”). The effective time of such share exchange is referred to as the “Share Exchange Effective Time” and such share exchange is referred to as the “Share Exchange.” The Share Exchange, together with the Merger, the ThomasLloyd Business Combination and the other transactions contemplated by the ThomasLloyd Business Combination Agreement and the related agreements, are collectively referred to as the “Transactions.”

Subject to the terms and conditions of the ThomasLloyd Business Combination Agreement, PubCo will issue to the Sellers in the aggregate, a number of PubCo Class A Ordinary Shares or PubCo Class B Ordinary Shares, as applicable, with an aggregate value up to an amount equal to the relevant portion of the Share Exchange Aggregate Consideration (as defined in the ThomasLloyd Business Combination Agreement, based on an equity value of $850,000,000), with PubCo allotting and issuing to each Seller, for each ThomasLloyd ordinary share held, a number of PubCo Class A Ordinary Shares and/or PubCo Class B Ordinary Shares, as applicable, equal to the Per Share Exchange Ratio in accordance with the Allocation Schedule (each as defined in the ThomasLloyd Business Combination Agreement).

Following the Closing of the ThomasLloyd Business Combination, in addition to the consideration to be received pursuant to the Share Exchange, if at any time during the period beginning on the date of the Closing (the “Closing Date”) and ending on the fifth anniversary thereof (the “Earn-Out Period”), the closing price of the PubCo Class A Ordinary Shares equals or exceeds certain specified price thresholds for any twenty (20) consecutive Trading Days (as defined in the ThomasLloyd Business Combination Agreement) (each such threshold, an “Earn-Out Target”), then within ten (10) Trading Days following the achievement of such Earn-Out Target, PubCo will issue to the Sellers an aggregate of 7,500,000 PubCo Class A Ordinary Shares for each Earn-Out Target achieved, in an amount of shares equal to each Seller’s pro rata portion of the ThomasLloyd ordinary shares exchanged in the Share Exchange (such PubCo Class A Ordinary Shares issuable upon achievement of the Earn-Out Targets, the “Earn-Out Consideration”). The Earn-Out Targets are: (i) $12.50 per share, (ii) $15.50 per share, (iii) $17.50 per share, (iv) $20.00 per share, (v) $22.50 per share, and (vi) $25.00 per share. The Earn-Out Consideration for each Earn-Out Target is calculated as a separate and distinct target obligation and is payable following the achievement of such target even if such achievements occur concurrently. The aggregate Earn-Out Consideration available to be earned across all Earn-Out Targets is 45,000,000 PubCo Class A Ordinary Shares. If any Earn-Out Target is not satisfied during the Earn-Out Period, the obligations with respect to such Earn-Out Target will terminate. The Earn-Out Consideration and the closing price requirement for each Earn-Out Target are subject to adjustment to reflect appropriately the effect of any stock split, reverse stock split, stock dividend (including any dividend or distribution of securities convertible into PubCo Class A Ordinary Shares), reorganization, recapitalization, reclassification, combination, exchange of shares or other like change with respect to PubCo Class A Ordinary Shares, occurring on or after the effective date of the ThomasLloyd Business Combination Agreement and prior to the time any such Earn-Out Period is achieved and the Earn-Out Consideration is delivered, if any.

Roman II Shareholder Redemption

We will provide the holders of our Class A Ordinary Shares, the right to have all or a portion of their Class A Ordinary Shares redeemed for cash in connection with the ThomasLloyd Business Combination, in accordance with our governing documents, for a per-share price equal to the pro rata portion of the funds then in our Trust Account (including interest not previously released to pay taxes).

Representations and Warranties; Covenants

The ThomasLloyd Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including with respect to the operations of our Company and ThomasLloyd prior to the Closing and the preparation and filing of the ThomasLloyd Registration Statement on Form F-4 relating to the ThomasLloyd Business Combination containing a prospectus and proxy statement (“Proxy Statement”). In addition, prior to the effectiveness of ThomasLloyd Registration Statement / Proxy Statement, PubCo will adopt a new equity incentive plan (the “PubCo Equity Incentive Plan”) and an employee share purchase plan (the “PubCo Employee Stock Purchase Plan” or “PubCo ESPP”, together with the PubCo Equity Incentive Plan, the “Equity Plan Proposals”). The PubCo Equity Incentive Plan will provide for the issuance of shares equal to up to 10% of the PubCo Shares on a fully-diluted basis (calculated after giving effect to the Transactions) and will include an annual automatic increase in the share reserve on the first day of each fiscal year, such increase up to 3% of the PubCo Shares on a fully-diluted basis. The PubCo ESPP will provide for the issuance of shares equal to 2% of the PubCo Shares on a fully-diluted basis (calculated after giving effect to the Transactions) and will include an annual automatic increase in the share reserve on the first day of each fiscal year of 1% of the PubCo Shares on a fully-diluted basis.

The ThomasLloyd Business Combination Agreement also contains obligations of our Company and PubCo to use commercially reasonable efforts to seek financing agreements for an aggregate of at least $100 million in proceeds through one or more subscription agreements on such terms and conditions therein, and using a placement agent, to be mutually agreed by our Company, PubCo and ThomasLloyd. Each of our Company, PubCo and ThomasLloyd will use commercially reasonable efforts to cooperate with each other in connection with the arrangement of any PIPE Financing (as defined in the ThomasLloyd Business Combination Agreement).

Governance

The parties to the ThomasLloyd Business Combination Agreement have agreed to take all requisite action such that, effective immediately after the Share Exchange Effective Time, the PubCo board of directors will initially consist of seven (7) directors: (A) one (1) director will be designated by ThomasLloyd; (B) one (1) director will be designated by our Company; (C) one (1) director will be ThomasLloyd’s Chief Executive Officer; and (D) four (4) directors will be Independent Directors who are not employed by ThomasLloyd and who are mutually agreeable to our Company and ThomasLloyd; provided, that at least a majority of the PubCo board of directors will qualify as Independent Directors. The initial director designees will hold such office until their respective successors are duly appointed and qualified or until their earlier death, resignation or removal.

Conditions to Closing

The obligation of the parties to consummate the ThomasLloyd Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of any applicable waiting periods under applicable antitrust law, (ii) no legal restraint or prohibition issued by any governmental entity enjoining, prohibiting or preventing the consummation of the ThomasLloyd Business Combination being in effect, (iii) the effectiveness of the ThomasLloyd Registration Statement / Proxy Statement, (iv) receipt of the requisite approvals of our shareholders, (v) the approval for listing of the PubCo Shares on Nasdaq (or other principal market mutually agreed by our Company and ThomasLloyd), and (vi) the PubCo board of directors being constituted as required by the ThomasLloyd Business Combination Agreement.

The obligation of our Company and the PubCo Parties to consummate the Transactions is also subject to the fulfillment of other customary closing conditions, including, but not limited to, (i) there having been no Material Adverse Effect (as defined in the ThomasLloyd Business Combination Agreement) since the date of the ThomasLloyd Business Combination Agreement that is continuing, (ii) execution and delivery of an officer’s certificate by an officer of ThomasLloyd certifying the accuracy of certain conditions, and (iii) receipt of evidence that each of the Terminating Contracts (as defined in the ThomasLloyd Business Combination Agreement) shall be terminated effective as of immediately prior to the Merger Effective Time.

The obligation of ThomasLloyd and the Sellers to consummate the Transactions is also subject to the fulfillment of other customary closing conditions, including, but not limited to, (i) there having been no Roman Material Adverse Effect (as defined in the ThomasLloyd Business Combination Agreement) since the date of the ThomasLloyd Business Combination Agreement that is continuing, (ii) execution and delivery of an officer’s certificate by an officer of our Company certifying the accuracy of certain conditions, (iii) the articles of association of PubCo (the “PubCo Articles”) having been filed with Companies House, accepted by the registrar and shown as effective on the public register, (iv) the execution and delivery of the registration rights agreement (the “ThomasLloyd Registration Rights Agreement”) and lock-up agreement (the “ThomasLloyd Lock-Up Agreement”), and (v) that sponsor support agreement (the “Sponsor Support Agreement”) has been complied with in all material respects.

Termination

The ThomasLloyd Business Combination Agreement may be terminated under certain circumstances, including (i) by mutual written consent of ThomasLloyd and our Company at any time prior to the Closing, (ii) by either ThomasLloyd or our Company if the Closing has not occurred by August 31, 2026 (the “Outside Closing Date”) (provided that, if the SEC has not declared the ThomasLloyd Registration Statement / Proxy Statement effective on or prior to August 31, 2026, the Outside Closing Date shall be automatically extended to November 16, 2026) or the Outside Closing Date shall be extended by a vote of the shareholders of our Company to a date not to exceed December 16, 2027, (iii) by ThomasLloyd or our Companny if a governmental authority issues a final and non-appealable order or enacts a law making the Transactions illegal or permanently restraining, enjoining or otherwise prohibiting the Transactions, (iv) by ThomasLloyd or our Company if the shareholder meeting of our Company has been held and concluded and the shareholder approval of Roman was not obtained, (v) by Roman at any time after May 15, 2026 if ThomasLloyd fails to deliver the required audited financial statements, management’s discussion and analysis, and information necessary for the preparation of unaudited pro forma condensed combined financial information of PubCo within the time period required under the ThomasLloyd Business Combination Agreement, (vi) by our Company if ThomasLloyd or the PubCo Parties breach any representation, warranty, agreement or covenant in the ThomasLloyd Business Combination Agreement which has rendered or would reasonably be expected to render the satisfaction of certain closing conditions impossible and such breach cannot be cured or is not cured by the earlier of the Outside Closing Date and thirty (30) days following receipt by ThomasLloyd of written notice from our Company describing the nature of such breach, or (vii) by ThomasLloyd if our Company breaches any of its covenants, agreements, representations, and warranties in the ThomasLloyd Business Combination Agreement which has rendered or would reasonably be expected to render the satisfaction of certain closing conditions impossible and such breach cannot be cured or is not cured by the earlier of the Outside Closing Date and thirty (30) days following receipt by our Company of written notice from ThomasLloyd describing the nature of such breach.

If the ThomasLloyd Business Combination Agreement is validly terminated, none of the parties will have any liability or any further obligation under the ThomasLloyd Business Combination Agreement other than customary confidentiality obligations, except in the case of willful breach or fraud. Notwithstanding the foregoing, (i) if our Companny terminates the ThomasLloyd Business Combination Agreement after June 30, 2026 solely due to ThomasLloyd’s failure to deliver the required audited financial statements by June 30, 2026, ThomasLloyd shall pay our Company the portion of Roman’s reasonable and documented out-of-pocket fees and expenses paid or payable to third parties as they relate to the negotiation of the Ancillary Agreement (as defined in the ThomasLloyd Business Combination Agreement) and the ThomasLloyd Business Combination Agreement (the “Roman Transaction Expenses”), (ii) if ThomasLloyd fails to consummate the Transactions upon satisfaction of all of the conditions to Closing as set forth in Article XI of the ThomasLloyd Business Combination Agreement (other than those conditions that by their nature would be satisfied at the Closing) or otherwise terminates the ThomasLloyd Business Combination Agreement in breach of Article XII of the ThomasLloyd Business Combination Agreement, provided in each case, that our Company and PubCo are each ready and willing to consummate the Transactions at such time and not in breach of their obligations, ThomasLloyd shall pay our Company the Roman Transaction Expenses plus $8,000,000 as liquidated damages as set forth in the ThomasLloyd Business Combination Agreement, or (iii) if either our Company or ThomasLloyd terminates the ThomasLloyd Business Combination Agreement because the Closing has not occurred by the Outside Closing Date (provided that such termination right is not available to a party whose failure to fulfill its obligations was the proximate cause of the failure to close), ThomasLloyd shall pay our Company the Roman Transaction Expenses plus $8,000,000 as liquidated damages as set forth in the ThomasLloyd Business Combination Agreement.

Related Agreements

Sponsor Support Agreement

Concurrently with the execution of the ThomasLloyd Business Combination Agreement, our Company, our Sponsor, and ThomasLloyd entered into the Sponsor Support Agreement, pursuant to which our Sponsor has agreed to, among other things, (i) vote in favor of the ThomasLloyd Business Combination Agreement, the Merger, and each other proposal related to the Transactions, and against any alternative transactions or agreements that would impede, hinder, interfere with, delay, postpone, frustrate, prevent or nullify the Transactions, (ii) not redeem any Subject Shares (as defined in the Sponsor Support Agreement) in connection with the Transactions, (iii) be bound by certain other covenants and agreements related to the ThomasLloyd Business Combination, (iv) be bound by certain transfer restrictions with respect to the shares in our Company prior to the expiration time of the Sponsor Support Agreement, (v) be subject to the restrictions contemplated by the ThomasLloyd Lock-Up Agreement, (vi) waive anti-dilution protections with respect to the conversion of our Class B Ordinary Shares, (vii) convert each of our Class B Ordinary Shares into one Class A Ordinary Share, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement, (viii) waive any appraisal rights to dissent from the Transactions, and (viii) not amend, terminate or modify the Insider Letter (as defined in the Sponsor Support Agreement) without ThomasLloyd’s prior written consent. PubCo will become a party to the Sponsor Support Agreement by executing a signature page thereto.

ThomasLloyd Registration Rights Agreement

In connection with the Transactions, PubCo, our Company, our Sponsor, and certain shareholders of our Company and ThomasLloyd will enter into the ThomasLloyd Registration Rights Agreement. Pursuant to the ThomasLloyd Registration Rights Agreement, among other things, PubCo will agree that, within thirty (30) days following the Closing Date, PubCo will file with the SEC a registration statement registering the resale of certain PubCo Shares held by or issuable to the parties thereto (such registration statement, the “ThomasLloyd Resale Registration Statement”), and PubCo will use its commercially reasonable efforts to have the ThomasLloyd Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof, but no later than the earlier of (i) sixty (60) days following the filing (or ninety (90) days if the SEC reviews the ThomasLloyd Resale Registration Statement) and (ii) seven (7) business days after the SEC notifies PubCo that the ThomasLloyd Resale Registration Statement will not be reviewed. Such holders will be entitled to customary piggyback registration rights and demand registration rights, including underwritten demands. The ThomasLloyd Registration Rights Agreement also provides for liquidated damages payable to holders if PubCo fails to file or have declared effective the ThomasLloyd Resale Registration Statement within the required timeframes.

The ThomasLloyd Registration Rights Agreement amends and restates the Roman II Registration Rights Agreement that was entered into by our Company, our Sponsor and B. Riley, in connection with our IPO.

The ThomasLloyd Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the ThomasLloyd Registration Rights Agreement or (b) with respect to any holder party thereto, on the date that such holder no longer holds any Registrable Securities (as defined therein).

ThomasLloyd Lock-Up Agreement

In connection with the consummation of the Transactions, our Sponsor and the ThomasLloyd Shareholders will enter into the ThomasLloyd Lock-Up Agreement with PubCo.

Pursuant to the ThomasLloyd Lock-Up Agreement, our Sponsor and certain ThomasLloyd Shareholders will agree not to effect any transfer, sale or distribution (except for certain permitted transfers) of any PubCo Shares held by such holder after the Closing until the earlier of 180 days after the Closing Date or the date on which PubCo consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction which results in all of the shareholders of PubCo having the right to exchange their PubCo Shares for cash, securities or other property.

Amended and Restated Business Combination Marketing Agreement

In connection with the signing of the ThomasLloyd Business Combination Agreement, our Company, ThomasLloyd and B. Riley entered into an Amended and Restated Business Combination Marketing Agreement, which amended and restated the Business Combination Marketing Agreement, dated December 12, 2024, by and between our Company and B. Riley.

Pursuant to the Amended and Restated Business Combination Marketing Agreement, B. Riley will provide certain advisory, marketing and capital markets services to our Company in connection with certain business combinations, including the ThomasLloyd Business Combination. As consideration for such services, our Company has agreed to pay B. Riley a fee equal to 4.5% of the gross proceeds received by our Company from the sale of our equity securities in our IPO, including any proceeds from the full exercise of the underwriters’ Over-Allotment Option (the “Fee”). In connection with the ThomasLloyd Business Combination, the Fee will be structured and calculated based on the gross proceeds available to PubCo at the Closing, including proceeds retained from the Trust Account following the redemption deadline, proceeds from any PIPE Financing and proceeds from any other sources (collectively the “Gross Proceeds”) as follows: 30% of the Gross Proceeds on the first $10.0 million of Gross Proceeds; 10% of the incremental Gross Proceeds exceeding $10.0 million, up to the total amount of the Fee.

If all or any portion of the Fee is not paid in full at Closing, PubCo is obligated to enter into a committed equity facility (the “CEF”) with B. Riley or its affiliate immediately upon the Closing, as described below. If the Fee has not been paid in its entirety at Closing or subsequent to the Closing, subject to certain conditions, our Company has agreed to maximize our use of the CEF, subject to customary ownership and volume limitations, and to pay B. Riley 30% of the net proceeds raised under the CEF until the Fee is paid in full. If the Fee has not been paid in full by the twelve-month anniversary of the Closing, PubCo will be required to pay the remaining unpaid balance in cash.

In addition, PubCo has granted B. Riley the right to serve in the following capacities in certain capital markets transactions: (1) as lead distribution agent for any at-the-market offering (with a commission of 2.0% of gross proceeds) for 24 months following the Closing, and (2) until the Fee is paid in full, as joint lead underwriter and joint lead bookrunner for any public offerings (with equal economics to other joint lead underwriters) and placement agent for any private offerings.

Committed Equity Facility Term Sheet

In connection with the consummation of the Transactions, our Company, ThomasLloyd and B. Riley entered into a binding term sheet (the “CEF Term Sheet”) with B. Riley relating to the CEF. Pursuant to the CEF Term Sheet, subject to the consummation of the ThomasLloyd Business Combination and the execution of definitive documentation, B. Riley will agree to purchase, from time to time during the 36-month commitment period following closing, up to an aggregate of $200.0 million (the “Aggregate Commitment Amount”) of PubCo’s common stock, at a purchase price equal to 97.0% of the volume-weighted average price of PubCo’s common stock during a defined pricing period, subject to customary ownership, exchange cap and volume limitations. In consideration for the investor’s commitment, PubCo will agree to pay the investor a commitment fee of 1.0% of the Aggregate Commitment Amount and to reimburse certain expenses, up to $75,000, not including quarterly legal fees of up to $7,500 in quarters where the CEF is used. If the engagement of a qualified independent underwriter is required, PubCo will reimburse B. Riley up to an additional $55,000 for such engagement. The CEF Term Sheet is subject to customary conditions, including the negotiation of a definitive purchase agreement.

Dilution

The Founder Shares will automatically convert into Class A Ordinary Shares at the time of our initial Business Combination, including the ThomasLloyd Business Combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of our initial Business Combination, including the ThomasLloyd Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares equaled, in the aggregate, on an as-converted basis, 25% of the total number of all Ordinary Shares outstanding following completion of the Initial Public Offering (including the Class A Ordinary Shares underlying the Option Units and excluding any Class A Ordinary Shares underlying the Private Placement Warrants) plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with our initial Business Combination, including the ThomasLloyd Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any warrants issued to our Sponsor or its affiliates or to our officers and directors upon conversion of Working Capital Loans made to us). Our Public Shareholders may incur substantial dilution due to such anti-dilution adjustments that result in the issuance of Class A Ordinary Shares on a greater than one-for-one basis upon conversion.

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

If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer substantial dilution. This dilution would increase to the extent that the anti-dilution provision of the Founder Shares result in the issuance of Class A shares on a greater than one-for-one basis upon conversion of the Founder Shares at the time of our initial Business Combination, including the ThomasLloyd Business Combination. In addition, the cashless exercise of the Private Placement Warrants would further increase the dilution to our Public Shareholders.

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

Dr. Basile and Mr. Doll have worked together for over 20 years across Silicon Valley, including roles as founders, technology executives and board directors, which has allowed our Management Team to develop a pipeline of proprietary deal flow based upon our relationships with many C-Level executives and founders, former employees and associates, and deal partners across the leading venture capital and private equity groups. We believe our Management Team’s experience and deal flow pipeline will allow us to create value for our stockholders over time.

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

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating initial Business Combination opportunities, including the ThomasLloyd Business Combination, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines.

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

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, including the ThomasLloyd Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination, including the ThomasLloyd Business Combination, is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another Business Combination.

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

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial Business Combination, including the ThomasLloyd Business Combination, using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination, including the ThomasLloyd Business Combination (including pursuant to any forward purchase agreements or backstop agreements into which we may enter following the consummation of the Initial Public Offering or otherwise), Ordinary Shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial Business Combination, including the ThomasLloyd Business Combination, with a company or business that may be financially unstable or in its early-stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination, including the ThomasLloyd Business Combination, either (i) in connection with a general meeting called to approve the Business Combination, including the ThomasLloyd Business Combination, or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial Business Combination only, including the ThomasLloyd Business Combination, if we receive an Ordinary Resolution under Cayman Islands law and our Amended and Restated Charter. The decision as to whether we will seek shareholder approval of a proposed Business Combination, including the ThomasLloyd Business Combination, or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until December 16, 2026, or until such earlier liquidation date as our Board may approve, to consummate our initial Business Combination, including the ThomasLloyd Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within the Combination Period, we may seek shareholder approval to amend our Amended and Restated Charter to extend the date by which we must consummate our initial Business Combination, including the ThomasLloyd Business Combination. If we seek shareholder approval for an extension, Public Shareholders will be offered an opportunity to redeem their Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

If we are unable to complete our initial Business Combination (including the ThomasLloyd Business Combination) within the Combination Period, or by such earlier liquidation date as our Board may approve, we will redeem 100% of the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, subject to applicable law and certain conditions as further described herein. As of December 31, 2025, the pro rata redemption price was approximately $10.49 per Public Share (less taxes payable). However, we cannot assure our shareholders that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our Public Shareholders.

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) (such test, the “80% Test”). Our Board will make the determination as to the fair market value of our initial Business Combination. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by the company in such a Business Combination is fair to the company from a financial point of view. We are not required to obtain such an opinion in any other context. Additionally, pursuant to Nasdaq rules, any initial Business Combination, including the ThomasLloyd Business Combination, must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination, including the ThomasLloyd Business Combination, such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test described above. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors (or their respective affiliates), or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. While ThomasLloyd is not affiliated with our Sponsors, directors or officers or members of our Management Team, in the event we do not consummate the ThomasLloyd Business Combination and we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Charter) with our Sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our Management Team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Warrants following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination, including the ThomasLloyd Business Combination. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial Business Combination within the Combination Period, or by such earlier liquidation date as our Board may approve, the Founder Shares and Private Placement Warrants may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

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

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination, including the ThomasLloyd Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other SPAC with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination, including the ThomasLloyd Business Combination.

Sourcing of Potential Business Combination Targets

We believe our Management Team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial Business Combination targets, including the ThomasLloyd Business Combination. Over the course of their careers, the members of our Management Team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our Management Team sourcing, acquiring and financing businesses, the reputation of our Management Team and advisors for integrity and fair dealing with sellers, financing sources and target Management Teams and the experience of our Management Team in executing transactions under varying economic and financial market conditions.

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

Furthermore, once a proposed initial Business Combination is completed, such as the ThomasLloyd Business Combination, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, including the ThomasLloyd Business Combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination in the amount of approximately $241 million (as of December 31, 2025), we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination (including the ThomasLloyd Business Combination) using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance third party financing will be available to us.

Effecting our Initial Business Combination

Financing

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination, including the ThomasLloyd Business Combination, or used for redemptions of our Public Shares, we may use the balance of the cash released to us from the Trust Account following the closing of the Initial Public Offering for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies, or for working capital.

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

Prior to or in connection with the completion of our initial Business Combination, including the ThomasLloyd Business Combination, there may be payment by the company to our Sponsor, officers, directors, advisors, or their respective affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, including the ThomasLloyd Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, such as the management of ThomasLloyd, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made in connection with our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, including the ThomasLloyd Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

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

See “ThomasLloyd Business Combination” above for more information on the requisite approvals in connection with the ThomasLloyd Business Combination.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination, including the ThomasLloyd Business Combination, and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors, and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors, and their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, officers, advisors, and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account was approximately $10.49 per Public Share as of December 31, 2025 (less taxes payable). The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the fee payable to B. Riley pursuant to the Business Combination Marketing Agreement.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our initial Business Combination, including the ThomasLloyd Business Combination.

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

See “ThomasLloyd Business Combination” above for more information on redemptions and our net tangible assets in connection in connection with the ThomasLloyd Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination, including the ThomasLloyd Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Charter would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

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

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Charter:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC, such as those included in the ThomasLloyd Registration Statement.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination, including the ThomasLloyd Business Combination.

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

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination, including the ThomasLloyd Business Combination, and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (“Excess Shares”), without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of shares, and subsequent attempts by such Public Shareholders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares could threaten to exercise its redemption rights if such Public Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares without our prior consent, we believe we are limiting the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we are not restricting our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination, including the ThomasLloyd Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to exercise its redemption rights. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

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

If our initial proposed Business Combination, including the ThomasLloyd Business Combination, is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Charter provides that we will have only the duration of the Combination Period to complete our initial Business Combination, including the ThomasLloyd Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of proceeds held outside the Trust Account as of December 31, 2025, although we cannot assure our shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.49 (as of December 31, 2025). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than $10.49. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management considers whether competitive alternatives are reasonably available to us and only enters into an agreement with such third party if Management believes that such third party’s engagement is in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. CBIZ, our independent registered public accounting firm, and the underwriters of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

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

Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access to up to approximately $0.2 million from the proceeds of the Initial Public Offering and the Private Placement with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, Public Shareholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, including the ThomasLloyd Business Combination, we have encountered competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have three officers: Messrs. Doll, Birmingham and Basile. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination, including the ThomasLloyd Business Combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business, including the ThomasLloyd Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses with which we may conduct an initial Business Combination because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the Combination Period. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 pursuant to the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

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

On August 28, 2025, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC, notifying us that we were not in compliance with requirements of Nasdaq Listing Rule 5250(c)(1) (the “Rule”) as a result of not having filed with the SEC our quarterly report on Form 10-Q for the quarterly period ended June 30, 2025 in the prescribed timeframe. The deficiency letter had no immediate effect on the listing of our securities on Nasdaq. According to the deficiency letter, we had a period of 60 calendar days, or until October 27, 2025, to submit a plan to Nasdaq to regain compliance. We filed such quarterly report on October 23, 2025. On November 5, 2025, we received a notice from Nasdaq confirming that we are in compliance with the Rule.

On October 1, 2025, our Board of Directors appointed John J. Birmingham as our new Chief Financial Officer. Mr. Birmingham also serves as our principal financial officer. In connection with Mr. Birmingham’s appointment, we and Mr. Birmingham entered into an offer letter, dated October 1, 2025 (the “Offer Letter”), pursuant to which Mr. Birmingham received a one-time initial cash payment in the amount of $25,000 and will receive a subsequent cash payment of $50,000 relating to our Securities and Exchange Commission reporting obligations as more specifically described in the Offer Letter, and such additional amounts as may be agreed upon by the parties.

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

In addition, after completion of the Initial Public Offering and prior to the consummation of a Business Combination, including the ThomasLloyd Business Combination, only holders of our Class B Ordinary Shares have the right to vote on the appointment or removal of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A.Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company and an early-stage company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination, including the ThomasLloyd Business Combination, within the Combination Period;
●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination;
●	our Sponsor will control the appointment of our Board until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our shareholders do not support;
●	we may not be able to obtain additional financing to complete our initial Business Combination, including the ThomasLloyd Business Combination, or reduce the number of Public Shareholders requesting redemption;
●	we may issue our Class A Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;
●	our shareholders may not be given the opportunity to choose the initial Business Combination target or to vote on the initial Business Combination;
●	Trust Account funds may not be protected against third-party claims or bankruptcy;
●	an active market for our public securities may not continue and our shareholders may have limited liquidity and trading;
●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;
●	if we do not consummate the ThomasLloyd Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the underwriters of the Initial Public Offering or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction and which may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;
●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as ThomasLloyd, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;
●	since our Sponsor will lose its entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;
●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than $10.05 per Public Share;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.05 per Public Share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;
●	we may not be able to complete an initial Business Combination with certain potential target companies, such as ThomasLloyd, if the proposed transaction with the target, such as the ThomasLloyd Business Combination is subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;
●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;
●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;
●	certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval;
●	uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, political disputes, regulatory changes and other international matters could have a material adverse effect on our ability to identify potential targets and to consummate our initial Business Combination, and could adversely affect the financial performance of any target, either foreign or domestic;
●	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;
●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;
●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;
●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;
●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Class A Ordinary Shares may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;
●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Class A Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;
●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;
●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and our Warrants would be worthless;
●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;
●	our Public Shareholders will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act;
●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;
●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination, including the ThomasLloyd Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless;
●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;

●	our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, including the ThomasLloyd Business Combination, may be materially adversely affected by current global geopolitical conditions;
●	we may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with Management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination;
●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;
●	our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;
●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;
●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks;
●	if we fail to complete the ThomasLloyd Business Combination, we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;
●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;
●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;
●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;
●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;
●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;
●	we may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;
●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result of such transfer, we could receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation; and
●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2025. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, as well as our ability to consummate an initial Business Combination.

Risks Relating to the Post-Business Combination Company

●	the share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares;
●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;
●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;
●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;
●	we may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company; and
●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain.

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited;
●	if our initial Business Combination involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Class A Ordinary Shares after or in connection with such initial Business Combination;
●	if we effect our initial Business Combination with a company located outside of the United States, such as ThomasLloyd, we would be subject to a variety of additional risks that may adversely affect us;

●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Warrant holders.
●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;
●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;
●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;
●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished; and
●	after our initial Business Combination, including the ThomasLloyd Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects may be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

Risks Relating to our Management Team

●	our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;
●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;
●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;
●	past performance by our Management Team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;
●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;
●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;
●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous; and
●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Risks Relating to our Securities and Shareholder Rights

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;
●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;
●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;
●	the securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;
●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;
●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;
●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;
●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;
●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights; and
●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) our annual report for the fiscal year ended December 31, 2024, (iii) our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025, September 30, 2025, as filed with the SEC on May 21, 2025, October 23, 2025, November 13, 2025, respectively. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination, including the ThomasLloyd Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 1C.Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as ThomasLloyd, may have been subject to, or may in the future be subject to, cybersecurity incidents.

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

On March 4, 2026, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares, and three holders of record of our Warrants.

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

Overview

We are a blank check company incorporated on July 25, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination, including the ThomasLloyd Business Combination (pursuant to any forward purchase agreements or backstop agreements into which we may enter), Ordinary Shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

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

Recent Developments

On February 27, 2026, we, ThomasLloyd, and each of the ThomasLloyd Shareholders, entered into the ThomasLloyd Business Combination Agreement. PubCo and Merger Sub will become parties to the ThomasLloyd Business Combination Agreement following the formation of PubCo. The ThomasLloyd Business Combination Agreement and the transactions contemplated under the ThomasLloyd Business Combination were unanimously approved by the boards of directors of each of our Company and ThomasLloyd. The ThomasLloyd Business Combination is expected to close in the third quarter of 2026, following the receipt of the requisite approvals of our shareholders and the ThomasLloyd Shareholders and the fulfillment of other customary closing conditions.

The ThomasLloyd Business Combination Agreement provides, among other things, that at least one day prior to the share exchange described below, the Company will merge with and into Merger Sub, with Merger Sub continuing as the Surviving Company after the Merger and a direct, wholly owned subsidiary of PubCo. As a result of the Merger, each issued and outstanding share of our Class A Ordinary Shares and Class B Ordinary Shares, other than the Roman Dissenting Shares will no longer be outstanding and will be automatically cancelled and converted into and exchanged for the right to receive one PubCo Class A Ordinary Share, and each issued and outstanding Roman Warrant will become one PubCo Warrant to purchase one PubCo Class A Ordinary Share, with PubCo issuing a number of PubCo Class A Ordinary Shares and PubCo Warrants in accordance with the terms of the ThomasLloyd Business Combination Agreement.

At least one day following the Merger Effective Time, PubCo will acquire all of the issued and outstanding ordinary shares of ThomasLloyd from the Sellers in exchange for the issuance by PubCo of new ordinary shares, par value $0.01 per share, consisting of PubCo Class A Ordinary Shares and PubCo Class B Ordinary Shares.

Subject to the terms and conditions of the ThomasLloyd Business Combination Agreement, PubCo will issue to the Sellers in the aggregate, a number of PubCo Class A Ordinary Shares or PubCo Class B Ordinary Shares, as applicable, with an aggregate value up to an amount equal to the relevant portion of the Share Exchange Aggregate Consideration (as defined in the ThomasLloyd Business Combination Agreement, based on an equity value of $850,000,000), with PubCo allotting and issuing to each Seller, for each ThomasLloyd ordinary share held, a number of PubCo Class A Ordinary Shares and/or PubCo Class B Ordinary Shares, as applicable, equal to the Per Share Exchange Ratio in accordance with the Allocation Schedule (each as defined in the ThomasLloyd Business Combination Agreement).

For a full description of the ThomasLloyd Business Combination Agreement and the proposed ThomasLloyd Business Combination, please see Item 1. “Business.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 25, 2024 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for and consummate the Initial Public Offering, and following the closing of the Initial Public Offering, searching for a target with which to consummate a Business Combination, including the ThomasLloyd Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $7,737,428, which consisted of interest earned on investments held in the Trust Account of $ 9,721,281, as well as a change in the fair value of over - allotment liability of $268,783, offset by formation and operating costs of $2,252,636.

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

For the year ended December 31, 2025, cash used in operating activities was $1,288,906. Net income of $7,737,428 consisted of interest earned on investments held in the Trust Account of $9,721,281 and a change in the fair value of over-allotment option of $268,783. Changes in operating assets and liabilities provided $963,730 of cash from operating activities.

For the period from July 25, 2024 (inception) through December 31, 2024, cash used in operating activities was $411,797. Net income of $223,461 consisted of change on over-allotment liability of $113,129 and interest earned on investments held in the Trust Account of $317,267. Changes in operating assets and liabilities used $204,862 of cash from operating activities.

As of December 31, 2025, we had investments held in the Trust Account of $241,188,555. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $183,022. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that we will be able to raise additional capital. We lack the financial resources we need to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements included in Item 1. “Financial Statements” of this Report. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included in Item 1. “Financial Statements” of this Report do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as set forth below.

Administrative Services Agreement

Commencing on December 13, 2024, and until completion of our initial Business Combination or liquidation, we pay our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. The Company incurred and paid $120,000 for administrative services for the year ended December 31, 2025. For the period from July 25, 2024 (inception) through December 31, 2024, the Company incurred $4,838 of administrative services fees which was included in accrued expenses in the accompanying balance sheet.

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

As of December 31, 2025, our critical estimates included estimates made by management in the calculation of the over-allotment liability, primarily related to the estimate of underlying stock volatility, taking into account that changes in such estimates could have material impact on the calculation of the over-allotment liability.

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

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-24 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 1, 2024, CBIZ acquired the attest business of Marcum, which we had previously engaged as our independent registered public accounting firm. On April 3, 2025, Marcum resigned as our independent registered public accounting firm as a result of such acquisition, and with the approval of the Audit Committee, CBIZ was engaged as our new independent registered public accounting firm. For more information on this change from CBIZ to Marcum, please see our Current Report on Form 8-K, as filed with the SEC on April 7, 2025.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness related to the insufficient segregation of duties to safeguard company assets. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025 due to the material weakness related to the insufficient segregation of duties to safeguard company assets.

To address the above-described material weakness, the Company made changes in the personnel and executives to ensure appropriate functioning of the segregation of duties and established rigorous process of the review of the cash expenditures on a monthly basis.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Dixon Doll, Jr.	58	Chairman of the Board of Directors and Chief Executive Officer
John J. Birmingham	52	Chief Financial Officer
Dr. Donald G. Basile	60	Chief Technology Officer
James Nelson	76	Director
James Nevels	74	Director
Bryn Sherman	58	Director
Michael Woods	58	Director

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

John J. Birmingham — Chief Financial Officer

John J. Birmingham has served as our Chief Financial Officer since October 2025. Mr. Birmingham served as Vice President, Internal Audit at Carrier Corporation, an energy solutions company, from July 2021 through March 2025. Prior to that, Mr. Birmingham served as Vice President, Chief Compliance Officer and Vice President, Internal Audit at Roper Technologies, a diversified technology company, from 2007 through July 2021. Mr. Birmingham also worked as a director at Protiviti Inc., a global consulting firm, from 2002 through 2007 and as a manager at Arthur Andersen from 1994 through 2002. Mr. Birmingham is a certified public accountant and earned his B.S.B.A. with Concentration in Accounting from the University of Richmond.

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

Bryn Sherman — Director

Bryn Sherman has served as a member of our Board since December 2024. Since July 2009, Ms. Sherman has served as a Principal with Offit Kurman, where she is a member of the firm’s Leadership Council, Creditor Rights, Reorganization and Bankruptcy Practice Group, Distressed Real Estate and the Real Estate Law and Transaction Practice Group. Ms. Sherman is a member of the Private Directors Association, the National Association of Corporate Directors, the American Bankruptcy Institute and Women in Real Estate. Between November 2021 and November 2025, Ms. Sherman served as a member of the board of directors of the USA Bobsled and Skeleton Foundation. Between November 2021 and December 2023, Ms. Sherman also served as a board member of Alef Bet Montessori School, where she co-chaired the Development Committee, and Vision Solar, LLC. Ms. Sherman received a bachelor’s degree from the University of Wisconsin-Madison and a J.D. from the University of Miami. We believe Ms. Sherman is well qualified to serve on our board due to her strategic expertise and deep business knowledge.

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

Item 11.Executive Compensation.

None of our executive officers or directors have received any cash compensation from us for services rendered to us, except for John J. Birmingham, our Chief Financial Officer, who received cash compensation of $25,000 from us during the year ended December 31, 2025. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, have been or will be paid from funds held outside the Trust Account:

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

After the completion of our initial Business Combination, our officers or directors who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial Business Combination, including the ThomasLloyd Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 4, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;
●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 30,666,667 shares of our Ordinary Shares, consisting of (i) 23,000,000 Class A Ordinary Shares and (ii) 7,666,667 Class B Ordinary Shares, issued and outstanding as of March 4,2026. On all matters to be voted upon, except for (x) the appointment and removal of directors to the Board prior to or in connection with the completion of our initial Business Combination and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Prior to the consummation of our initial Business Combination, only holders of Class B Ordinary Shares have the right to vote on the appointment and removal of directors and to vote to continue our Company in a jurisdiction outside of the Cayman Islands. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Total
	Beneficially	Percentage	Beneficially	Percentage	Outstanding
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Ordinary Shares
Roman DBDR Acquisition Sponsor II LLC(2)(3)	—	—	7,666,667	100%	25.00%
Dixon Doll, Jr.(2)(3)	—	—	7,666,667	100%	25.00%
Donald G. Basile(2)(3)	—	—	7,666,667	100%	25.00%
John J. Birmingham	—	—	—	—	—
James Nelson	—	—	—	—	—
James Nevels	—	—	—	—	—
Bryn Sherman	—	—	—	—	—
Michael Woods	—	—	—	—	—
All officers and directors as a group (7 persons)	—	—	7,666,667	100%	25.00%

Other 5% Shareholders
Aristeia Capital, L.L.C.(4)	1,259,400	5.48%	—	—	4.11%
Meteora Capital, LLC (5)	1,983,186	8.62%	—	—	6.47%
Fort Baker Capital Management LP (6)	1,523,746	6.62%	—	—	4.97%
(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Roman DBDR Acquisition Corp. II, 9858 Clint Moore Road, Suite 205, Boca Raton, Florida 33496.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.
(3)	Roman DBDR Acquisition Sponsor II LLC, our Sponsor, is the record holder of such Founder Shares. Dixon Doll, Jr., our Chief Executive Officer, and Donald G. Basile, our Chief Technology Officer, are the managing members of our Sponsor, and hold voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Mr. Doll and Dr. Basile disclaim any beneficial ownership of the securities held by Roman DBDR Acquisition Sponsor II LLC other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13G filed with the SEC on February 14, 2025 by Aristeia Capital, L.L.C., a Delaware limited liability Company (“Aristeia”). The principal business address of Aristeia is One Greenwich Plaza, Suite 300, Greenwich, Connecticut 06830.

(5)	According to two Schedule 13G/As filed with the SEC on November 14, 2025 and February 13, 2026 by (i) Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”), with respect to the Public Shares reported herein and held by certain funds and managed accounts (collectively, the “Meteora Funds”) to which Meteora Capital serves as investment manager; and (ii) Vik Mittal, a citizen of the United States. Meteora Capital is the investment manager of Meteora Funds. Vik Mittal is the managing member of Meteora Capital. The principal business address of Meteora Capital is 1200 N Federal Hwy, #200, Boca Raton FL 33432.
(6)	According to a Schedule 13G filed with the SEC on February 17, 2026 by (i) Fort Baker Capital Management LP, a Delaware limited partnership (“Fort Baker”), with respect to the Public Shares reported herein and held directly by Fort Baker; (ii) Steven Patrick Pigott, a citizen of the United States; and (iii) Fort Baker Capital, LLC, a Delaware limited liability company. Steven Patrick Pigott acts as Limited Partner/Chief Investment Officer for Fort Baker. Fort Baker Capital, LLC acts as General Partner for Fort Baker. The principal business address of Fort Baker is 700 Larkspur Landing Circle, Suite 275, Larkspur, CA 94939.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the ThomasLloyd Business Combination, see Item 1. “Business.”

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

Commencing on December 13, 2024, and until completion of our initial Business Combination or liquidation, we pay our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. Under the Administrative Services Agreement, there was $4,838 incurred and included in the Company’s accrued expenses for the year ending December 31, 2025.

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

After our initial Business Combination, our officers or directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders, such as such as the ThomasLloyd Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Pursuant to the Roman II Registration Rights Agreement, the holders of the (i) Founder Shares, (ii) Private Placement Warrants and (iii)  warrants that may be issued upon conversion of Working Capital Loans (and in each case holders of their underlying securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them and any other securities of our Company acquired by them prior to the consummation of our initial Business Combination (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. Notwithstanding anything to the contrary, B. Riley make a demand on one occasion and only during the five-year period beginning on the date the sales for the Initial Public Offering commenced. In addition, B. Riley may participate in a “piggy-back” registration only during the seven-year period beginning on the date the sales for the Initial Public Offering commenced. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

For more information on the agreements entered into in connection with the ThomasLloyd Business Combination, see Item 1. “Business.”

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

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid CBIZ and Marcum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees of CBIZ for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025, totaled $262,650. The aggregate fees charged by Marcum for audit fees, inclusive of required filings with the SEC for the period from July 25, 2024 (inception) through December 31, 2024, totaled $116,390. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay CBIZ and Marcum for any audit-related fees for the year ended December 31, 2025, and for the period from July 25, 2024 (inception) through December 31, 2024.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay CBIZ and Marcum for tax services, planning or advice for the year ended December 31, 2025, and for the period from July 25, 2024 (inception) through December 31, 2024.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay CBIZ and Marcum for any other services for the year ended December 31, 2025, and for the period from July 25, 2024 (inception) through December 31, 2024.

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

ROMAN DBDR ACQUISITION CORP. II

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Roman DBDR Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Roman DBDR Acquisition Corp. II (the “Company”) as of December 31, 2025, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before December 16, 2026. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to December 16, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond December 16, 2026 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAS P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

New York, NY

March 4, 2026

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

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before December 16, 2026. The Company lacks the capital resources that are needed to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2024 to 2025

New York, NY

March 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROMAN DBDR ACQUISITION CORP. II

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets:
Current assets
Cash	$183,022	$1,271,928
Prepaid expenses	125,420	126,979
Reimbursement receivable	9,270	—
Total current assets	317,712	1,398,907
Long-term prepaid insurance	―	98,292
Investments held in Trust Account	241,188,555	201,317,274
Total Assets	$241,506,267	$202,814,473

Liabilities and Shareholders’ (Deficit) Equity:
Current liabilities
Accounts payable and accrued expenses	$895,735	$20,486
Accrued offering costs	—	2,100
Advance from related party	70	70
Over-allotment option liability	—	279,159
Total current liabilities	895,805	301,815

Promissory note - related party	200,000	―
Total Liabilities	1,095,805	301,815

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 and 20,000,000 shares at redemption value of $10.49 and $10.06 per share as of December 31, 2025 and 2024, respectively	241,188,555	201,317,267

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 and 20,000,000 shares subject to possible redemption) as of December 31, 2025 and 2024, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of December 31, 2025 and 2024	767	767
Additional paid-in capital	—	971,163
(Accumulated Deficit) Retained Earnings	(778,860)	223,461
Total Shareholders’ (Deficit) Equity	(778,093)	1,195,391
Total Liabilities and Shareholders’ (Deficit) Equity	$241,506,267	$202,814,473

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

		For the Period
		From July 25, 2024
	For the Year Ended	(Inception) Through
	December 31,	December 31,
	2025	2024
Operating expenses:
General and administrative expenses	$2,252,636	$206,935
Loss from operations	(2,252,636)	(206,935)

Other income:
Change in over-allotment option liability	268,783	113,129
Interest earned on investments held in Trust Account	9,721,281	317,267
Total other income	9,990,064	430,396

Net income	$7,737,428	$223,461

Weighted average Class A ordinary shares outstanding, basic	22,778,082	1,886,792
Basic and diluted net income per Class A ordinary share	$0.25	$0.02
Weighted average Class B ordinary shares outstanding, basic	7,666,667	7,666,667
Basic and diluted net income per Class B ordinary share	$0.25	$0.02

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR ACQUISITION CORP. II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

				Retained
	Class B		Additional	Earnings	Total
	Ordinary Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance – July 25, 2024 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	7,666,667	767	24,233	—	25,000

Sale of 7,385,000 Private Placement Warrants	—	—	7,385,000	—	7,385,000

FV of Public Warrants at issuance	—	—	1,910,000	—	1,910,000

Allocated value of transaction costs to Class A ordinary shares	—	—	(80,076)	—	(80,076)

Remeasurement of Class A ordinary shares to redemption amount	—	—	(8,267,994)	—	(8,267,994)

Net income	—	—	—	223,461	223,461

Balance – December 31, 2024	7,666,667	767	971,163	223,461	1,195,391

Sale of 750,000 Private Placement Warrants	—	—	750,000	—	750,000

Fair Value of Public Warrants at issuance	—	—	286,500	—	286,500

Allocated value of transaction costs to Class A ordinary shares	—	—	4,539	—	4,539

Remeasurement of Class A ordinary shares to redemption amount	—	—	(2,012,202)	(8,739,749)	(10,751,951)

Net income	—	—	—	7,737,428	7,737,428

Balance – December 31, 2025	7,666,667	$767	$—	$(778,860)	$(778,093)

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

		For the Period
		from July 25, 2024
	For the Year Ended	(Inception) Through
	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$7,737,428	$223,461
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of overallotment liability	(268,783)	(113,129)
Interest earned on investments held in Trust Account	(9,721,281)	(317,267)
Changes in operating assets and liabilities:
Prepaid expenses	99,851	(225,271)
Reimbursement receivable	(9,270)	—
Accrued offering costs	(2,100)	—
Accounts payable and accrued expenses	875,249	20,409
Net cash used in operating activities	(1,288,906)	(411,797)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(30,150,000)	(201,000,007)
Net cash used in investing activities	(30,150,000)	(201,000,007)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	29,400,000	196,000,000
Proceeds from sale of Private Placements Warrants	750,000	7,385,000
Proceeds from promissory note - related party	200,000	—
Advance from related party	―	70
Payment of expenses through promissory note – related party	―	58,430
Prepaid expenses paid through promissory note – related party	―	67,630
Repayment of promissory note - related party	―	(300,000)
Payment of offering costs	―	(527,398)
Net cash provided by financing activities	30,350,000	202,683,732

Net Change in Cash	(1,088,906)	1,271,928
Cash – Beginning	1,271,928	—
Cash – Ending	$183,022	$1,271,928

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares to redemption amount	$10,751,951	$8,267,994
Deferred offering costs paid through promissory note – related party	—	252,896
Deferred offering costs included in accrued offering costs	—	2,100

The accompanying notes are an integral part of the financial statements.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company has not commenced any operations. All activity for the period from July 25, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on December 12, 2024 (“IPO Registration Statement”). On December 16, 2024, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units,” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares,” and, with respect to the public warrants included in the Units offered, the “Public Warrants”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 7,385,000 private placement warrants (the “Private Placement Warrants,” together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Roman DBDR Acquisition Sponsor II LLC (the “Sponsor”) and to B. Riley Securities (“B. Riley”), the representative of the underwriters of the Initial Public Offering, generating gross proceeds of $7,385,000, which is described in Note 4.

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

On August 28, 2025, the Company received a deficiency letter (the “Deficiency Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it was not in compliance with requirements of Nasdaq Listing Rule 5250(c)(1) (the “Rule”) as a result of not having filed with the U.S. Securities and Exchange Commission its quarterly report on Form 10-Q for the quarterly period ended June 30, 2025 in the prescribed timeframe. The Deficiency Notice had no immediate effect on the listing of the Company’s securities on The Nasdaq Global Market. According to the Deficiency Notice, the Company had a period of 60 calendar days, or until October 27, 2025, to submit a plan to Nasdaq to regain compliance. The Company filed such quarterly report on October 23, 2025. On November 5, 2025, the Company received a notice from Nasdaq confirming that it is in compliance with the Rule.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had cash of $183,022 held outside of the Trust Account and available for working capital purposes. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $183,022 and $1,271,928 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Investments Held in Trust Account

At December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the Company’s statement of operations.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ equity as Public Warrants and Private Placement Warrants after management’s evaluation was classified as equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheets dates. The underwriters’ over-allotment option has been deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering.

Warrant Instruments

The Company accounted for the 11,500,000 Public Warrants included in the Units issued in connection with the Initial Public Offering and the full exercise of the over-allotment option and 8,135,000 Private Placement Warrants issued in connection with the Initial Public Offering and related private placement and the full exercise of the over-allotment option and related private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

As of December 31, 2025 and 2024, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

	Number of
	Class A
	ordinary	Amount
	shares	$
Gross proceeds	20,000,000	200,000,000
Less:
Proceeds allocated to Public Warrants	—	(1,910,000)
Proceeds allocated to Over-allotment Units	—	(392,288)
Class A ordinary shares issuance costs	—	(4,648,439)
Plus:
Remeasurement of carrying value to redemption value	—	8,267,994
Class A ordinary shares subject to possible redemption, December 31, 2024	20,000,000	201,317,267
Less:
Proceeds allocated to Public Warrants	—	(286,500)
Class A ordinary shares issuance at cost	—	(594,163)
Plus:
Gross proceeds from exercise of Over-allotment Units	3,000,000	30,000,000
Remeasurement of carrying value to redemption value	—	10,751,951
Class A ordinary shares subject to possible redemption, December 31, 2025	23,000,000	241,188,555

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

The calculation of diluted net income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As of December 31, 2025, the Company had dilutive securities that are Public Warrants that could potentially be exercised into ordinary shares and then share in the earnings of the Company. The Warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

			For the Period from July 25,
	For the Year Ended		2024 (inception) through
	December 31,		December 31,
	2025		2024
	Class A	Class B non-	Class A	Class B non-
	redeemable	redeemable	redeemable	redeemable
Numerator:
Allocation of net income	$5,788,971	$1,948,457	$44,133	$179,328
Denominator:
Basic weighted average shares outstanding	22,778,082	7,666,667	1,886,792	7,666,667
Basic and diluted net income per ordinary share	$0.25	$0.25	$0.02	$0.02

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Recent Accounting Pronouncements

In December 2023 FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which amends ASC 740, “Income Taxes”, to improve the transparency and decision usefulness of income tax disclosures for all entities subject to income taxes for the fiscal years beginning after December 31, 2024. The Company evaluated requirements for the new standard and determined that they are not applicable as it is not subject to income taxation.

Other than as described above, management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on December 16, 2024, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Pursuant to the full exercise of the over - allotment option, on January 27, 2025, the Company sold an additional 3,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants

As of December 31, 2025 and 2024, there were 19,635,000 and 17,385,000 warrants outstanding, respectively, including 11,500,000 and 10,000,000 Public Warrants, respectively, and 8,135,000 and 7,385,000 Private Placement Warrants, respectively. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and B. Riley purchased an aggregate of 7,385,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $7,385,000 in the aggregate in a private placement. Of those 7,385,000 Private Placement Warrants, the Sponsor purchased 4,885,000 Private Placement Warrants and B. Riley purchased 2,500,000 Private Placement Warrants. Simultaneously with the full exercise of the over - allotment option on January 27, 2025, the Sponsor and B. Riley purchased an aggregate of 750,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $750,000 in the aggregate in a private placement. Of those 750,000 Private Placement Warrants, the Sponsor purchased 375,000 Private Placement Warrants and B. Riley purchased 375,000 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 25, 2024, the Company issued an aggregate of 7,666,667 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share, including up to 1,000,000 of the Founder Shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. The over - allotment option was exercised in full on January 27, 2025.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

On December 16, 2025, the Company issued a promissory note to the Sponsor in an amount of up to $200,000 for working capital needs. The note bears no interest and is repayable on the earlier of (a) the date that Company consummates the Company’s initial business combination and (b) the date of the liquidation of the Company. The full amount of the promissory note was drawn and outstanding as of December 31, 2025.

Administrative Services Agreement

On December 12, 2024, the Company entered into an agreement with the Sponsor stipulating that commencing on December 13, 2024, and through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. The Company incurred and paid $120,000 for administrative services for the year ended December 31, 2025. For the period from July 25, 2024 (inception) through December 31, 2024, the Company incurred $4,838 of administrative services fees which was included in accrued expenses in the accompanying balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to the Roman II Registration Rights Agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 and 20,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On July 25, 2024, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. As of December 31, 2025 and 2024, there were 7,666,667 Class B ordinary shares issued and outstanding.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
	Level	2025	2024
Assets:
Investments held in Trust Account	1	$241,188,555	$201,317,274
Liability:
Fair value of over-allotment option liability	3	$—	$279,159

At December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheets. The over-allotment option liability is measured at fair value at December 31, 2024 and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the statement of operations.

The Company used a Black-Scholes model to value the over-allotment option liability. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models and assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the over-allotment option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the over-allotment option. The expected life of the over-allotment option is assumed to be equivalent to its remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement and the date of the full exercise of the over-allotment option:

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

DECEMBER 31, 2025

The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

December 16,
2024
Estimated share price	$9.90
Exercise price	$11.50
Term (years)	2.61
Annual risk-free rate	4.23%
Annual volatility after expected Business Combination date	5.1%

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of December 31, 2025 and 2024, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, which are held in the Trust Account, and non-operating income or expense from the changes in the fair value of over-allotment option liability, which is not considered a measure of financial performance used by the CODM.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

		For the Period from July
	For the Year Ended	25, 2024 (Inception) Through
	December 31, 2025	December 31, 2024
General and administrative expenses	$2,252,636	$206,935
Interest earned on the Trust Account	$9,721,281	$317,267
Net income	$7,737,428	$223,461
Total assets	$241,506,267	$202,814,473

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets dates up to the date that the financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 16, 2026, the Company issued a promissory note to the Sponsor in an amount of up to $300,000 for working capital needs. The note bears no interest and is repayable on the earlier of (a) the date that the Company consummates an initial business combination and (b) the date of the liquidation of the Company. $280,000 was drawn and outstanding as of date of this report.

On February 16, 2026, the Company entered in a consulting agreement with the ICR LLC (“ICR”) to provide certain services related to the initial Business Combination. ICR’s compensation consists of the following:

●	$25,000 per month continuing until the completion of the initial Business Combination;
●	a transaction fee tied to redemption outcomes at the completion of the initial Business Combination, ranging from $150,000 to $300,000 payable in the case of successful completion of initial Business Combination;and
●	a fully discretionary bonus of $100,000, payable in full or in part at the sole discretion of the Company based on performance.

On February 27, 2026, the Company entered into Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “ThomasLloyd Business Combination Agreement”) with (i) ThomasLloyd Climate Solutions B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid), with its corporate seat in Amsterdam, the Netherlands (“ThomasLloyd”), and (ii) each of the holders of ThomasLloyd’s outstanding ordinary shares as named in the Business Combination Agreement (the “Sellers”). TL Topco PLC, a public limited company to be incorporated under the laws of England and Wales (“PubCo”) and ThomasLloyd Climate Solutions Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of PubCo (“Merger Sub” and, together with PubCo, the “PubCo Parties” and each, a “PubCo Party”), will become parties to the ThomasLloyd Business Combination Agreement following the formation of PubCo. Pursuant to the ThomasLloyd Business Combination Agreement, the Company will merge with and into Merger Sub, with Merger Sub continuing as the Surviving Company and a direct, wholly owned subsidiary of PubCo (“Merger”). The effective time of the Merger is referred to as the “Merger Effective Time.” As a result of the Merger, each issued and outstanding share of the Company’s Class A Ordinary Shares and Class B Ordinary Shares, other than the Roman Dissenting Shares (each as defined in the ThomasLloyd Business Combination Agreement) will no longer be outstanding and will be automatically cancelled and converted into and exchanged for the right to receive one PubCo Class A Ordinary Share (as defined below), and each issued and outstanding Roman Warrant (as defined in the ThomasLloyd Business Combination Agreement) will become one warrant to purchase one PubCo Class A Ordinary Share (“PubCo Warrant”), with PubCo issuing a number of PubCo Class A Ordinary Shares and PubCo Warrants in accordance with the terms of the ThomasLloyd Business Combination Agreement. At least one day following the Merger Effective Time, PubCo will acquire all of the issued and outstanding ordinary shares of ThomasLloyd from the Sellers in exchange for the issuance by PubCo of new ordinary shares, par value $0.01 per share, consisting of Class A ordinary shares (“PubCo Class A Ordinary Shares”) and Class B ordinary shares (“PubCo Class B Ordinary Shares” and, together with the PubCo Class A Ordinary Shares, the “PubCo Shares”). Subject to the terms and conditions of the ThomasLloyd Business Combination Agreement, PubCo will issue to the Sellers in the aggregate, a number of PubCo Class A Ordinary Shares or PubCo Class B Ordinary Shares, as applicable, with an aggregate value up to an amount equal to the relevant portion of the Share Exchange Aggregate Consideration (as defined in the ThomasLloyd Business Combination Agreement, based on an equity value of $850,000,000), with PubCo allotting and issuing to each Seller, for each ThomasLloyd ordinary share held, a number of PubCo Class A Ordinary Shares and/or PubCo Class B Ordinary Shares, as applicable, equal to the Per Share Exchange Ratio in accordance with the Allocation Schedule (each as defined in the ThomasLloyd Business Combination Agreement).

The ThomasLloyd Business Combination is expected to close in the third quarter of 2026 (“Closing Date”), following the receipt of the requisite approvals of the Company’s shareholders and ThomasLloyd’s shareholders and the fulfillment of other customary closing conditions.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Sponsor Support Agreement

Concurrently with the execution of the ThomasLloyd Business Combination Agreement, the Company, the Sponsor, and ThomasLloyd entered into the Sponsor Support Agreement, pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the ThomasLloyd Business Combination Agreement, the Merger, and each other proposal related to the transactions contemplated under the ThomasLloyd Business Combination Agreement (“Transactions”), and against any alternative transactions or agreements that would impede, hinder, interfere with, delay, postpone, frustrate, prevent or nullify the Transactions, (ii) not redeem any Subject Shares (as defined in the Sponsor Support Agreement) in connection with the Transactions, (iii) be bound by certain other covenants and agreements related to the ThomasLloyd Business Combination, (iv) be bound by certain transfer restrictions with respect to its shares in the Company prior to the expiration time of the Sponsor Support Agreement, (v) be subject to the restrictions contemplated by the ThomasLloyd Lock-Up Agreement (as defined below), (vi) waive anti-dilution protections with respect to the conversion of the Compnay’s Class B Ordinary Shares, (vii) convert each of the Company’s Class B Ordinary Shares into one Class A Ordinary Share of the Company, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement, (viii) waive any appraisal rights to dissent from the Transactions, and (viii) not amend, terminate or modify the Insider Letter (as defined in the Sponsor Support Agreement) without ThomasLloyd’s prior written consent. PubCo will become a party to the Sponsor Support Agreement by executing a signature page thereto.

ThomasLloyd Registration Rights Agreement

In connection with the Transactions, PubCo, the Company, the Sponsor, and certain shareholders of the Company and ThomasLloyd will enter into the ThomasLloyd Registration Rights Agreement. Pursuant to the ThomasLloyd Registration Rights Agreement, among other things, PubCo will agree that, within thirty (30) days following the Closing Date, PubCo will file with the SEC a registration statement registering the resale of certain PubCo Shares held by or issuable to the parties thereto (such registration statement, the “ThomasLloyd Resale Registration Statement”), and PubCo will use its commercially reasonable efforts to have the ThomasLloyd Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof, but no later than the earlier of (i) sixty (60) days following the filing (or ninety (90) days if the SEC reviews the ThomasLloyd Resale Registration Statement) and (ii) seven (7) business days after the SEC notifies PubCo that the ThomasLloyd Resale Registration Statement will not be reviewed. Such holders will be entitled to customary piggyback registration rights and demand registration rights, including underwritten demands. The ThomasLloyd Registration Rights Agreement also provides for liquidated damages payable to holders if PubCo fails to file or have declared effective the ThomasLloyd Resale Registration Statement within the required timeframes.

The ThomasLloyd Registration Rights Agreement amends and restates the Roman II Registration Rights Agreement that was entered into by the Company, the Sponsor and B. Riley, in connection with the Initial Public Offering.

The ThomasLloyd Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the ThomasLloyd Registration Rights Agreement or (b) with respect to any holder party thereto, on the date that such holder no longer holds any Registrable Securities (as defined therein).

ThomasLloyd Lock-Up Agreement

In connection with the consummation of the Transactions, the Sponsor and the ThomasLloyd Shareholders will enter into the ThomasLloyd Lock-Up Agreement with PubCo.

Pursuant to the ThomasLloyd Lock-Up Agreement, the Sponsor and certain ThomasLloyd Shareholders will agree not to effect any transfer, sale or distribution (except for certain permitted transfers) of any PubCo Shares held by such holder after the Closing until the earlier of 180 days after the Closing Date or the date on which PubCo consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction which results in all of the shareholders of PubCo having the right to exchange their PubCo Shares for cash, securities or other property.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Amended and Restated Business Combination Marketing Agreement

In connection with the signing of the ThomasLloyd Business Combination Agreement, the Company, ThomasLloyd and B. Riley entered into an Amended and Restated Business Combination Marketing Agreement, which amended and restated the Business Combination Marketing Agreement, dated December 12, 2024, by and between the Company and B. Riley.

Pursuant to the Amended and Restated Business Combination Marketing Agreement, B. Riley will provide certain advisory, marketing and capital markets services to the Company in connection with certain business combinations, including the ThomasLloyd Business Combination. As consideration for such services, the Company has agreed to pay B. Riley a fee equal to 4.5% of the gross proceeds received by the Company from the sale of its equity securities in the Initial Public Offering, including any proceeds from the full exercise of the underwriters’ over-allotment option (the “Fee”). In connection with the ThomasLloyd Business Combination, the Fee will be structured and calculated based on the gross proceeds available to PubCo at the Closing, including proceeds retained from the Trust Account following the redemption deadline, proceeds from any PIPE Financing and proceeds from any other sources (collectively the “Gross Proceeds”) as follows: 30% of the Gross Proceeds on the first $10.0 million of Gross Proceeds; 10% of the incremental Gross Proceeds exceeding $10.0 million, up to the total amount of the Fee.

If all or any portion of the Fee is not paid in full at Closing, PubCo is obligated to enter into a committed equity facility (the “CEF”) with B. Riley or its affiliate immediately upon the Closing, as described below. If the Fee has not been paid in its entirety at Closing or subsequent to the Closing, subject to certain conditions, the Company has agreed to maximize its use of the CEF, subject to customary ownership and volume limitations, and to pay B. Riley 30% of the net proceeds raised under the CEF until the Fee is paid in full. If the Fee has not been paid in full by the twelve-month anniversary of the Closing, PubCo will be required to pay the remaining unpaid balance in cash.

In addition, PubCo has granted B. Riley the right to serve in the following capacities in certain capital markets transactions: (1) as lead distribution agent for any at-the-market offering (with a commission of 2.0% of gross proceeds) for 24 months following the Closing, and (2) until the Fee is paid in full, as joint lead underwriter and joint lead bookrunner for any public offerings (with equal economics to other joint lead underwriters) and placement agent for any private offerings.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 12, 2024, by and between the Company and B. Riley, as representative of the several underwriters. (3)
1.2	Business Combination Marketing Agreement, dated December 12, 2024 by and between the Company and B. Riley. (3)
1.3	Amended and Restated Business Combination Marketing Agreement, dated February 27, 2026 by and between the Company, ThomasLloyd Climate Solutions B.V. and B. Riley Securities, Inc. (6)
2.1

Business Combination Agreement, dated as of February 27, 2026, by and among the Company, ThomasLloyd Climate Solutions B.V., and the holders of ThomasLloyd’s outstanding ordinary shares named in the Business Combination Agreement. (6)

3.1	Amended and Restated Memorandum and Articles of Association of the Company. (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4). (3)
4.4	Warrant Agreement, dated December 12, 2024, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities. (5)
10.1	Promissory Note dated July 25, 2024, issued to the Sponsor.(1)
10.2	Securities Subscription Agreement dated July 25, 2024, by and between the Company and the Sponsor. (1)
10.3	Investment Management Trust Agreement, December 12, 2024, by and between the Company and Continental, as trustee. (3)
10.4	Registration Rights Agreement, dated December 12, 2024, by and among the Company and certain security holders. (3)
10.5	Private Placement Warrants Purchase Agreement, dated December 12, 2024, by and between the Company and the Sponsor. (3)
10.6	Private Placement Warrants Purchase Agreement, dated December 12, 2024, by and between the Company and B. Riley. (3)
10.7	Letter Agreement, dated December 12, 2024, by and among the Company, its officers, directors, and the Sponsor. (3)
10.8	Administrative Services Agreement, dated December 12, 2024, by and between the Company and the Sponsor. (3)
10.9	Form of Indemnity Agreement. (3)
10.10	Offer Letter, dated October 1, 2025, between the Company and John J. Birmingham. (4)
10.11	Promissory Note dated February 16, 2026, issued to the Sponsor.*
10.12	Sponsor Support Agreement, dated as of February 27, 2026, by and among the Company, ThomasLloyd Climate Solutions B.V., and the Sponsor. (6)
10.13	Form of ThomasLloyd Registration Rights Agreement. (6)
10.14	Form of ThomasLloyd Lock-Up Agreement. (6)
14	Code of Ethics. (5)
19	Insider Trading Policies and Procedures. (5)
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Policy Related to Recovery of Erroneously Awarded Compensation. (5)
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-282186), filed with the SEC on September 17, 2024.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-282186), filed with the SEC on October 18, 2024.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2024.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2025.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2026	Roman DBDR Acquisition Corp. II
	By:	/s/ Dixon Doll, Jr.
	Name:	Dixon Doll, Jr.
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
Chief Executive Officer and Chairman of the
/s/ Dixon Doll, Jr.	Board of Directors	March 4, 2026
Dixon Doll, Jr.	(Principal Executive Officer)

/s/ John J. Birmingham	Chief Financial Officer	March 4, 2026
John J. Birmingham	(Principal Financial and Accounting Officer)

/s/ James Nelson	Director	March 4, 2026
James Nelson

/s/ James Nevels	Director	March 4, 2026
James Nevels

/s/ Bryn Sherman	Director	March 4, 2026
Bryn Sherman

/s/ Michael Woods	Director	March 4, 2026
Michael Woods