Form 10-Q
period 2026-03-31
Roman DBDR Acquisition Corp. II
filed 2026-05-20
CIK 2032528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-42435

Roman DBDR Acquisition Corp. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 S. Dixie Highway, Suite 179 West Palm Beach, FL	33405
(Address of principal executive offices)	(Zip Code)

(650) 618-2524

(Registrant’s telephone number, including area code)

9858 Clint Moore Road, Suite 205, Boca Raton, FL 33496

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

As of May 20, 2026, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ROMAN DBDR ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets:
Current assets
Cash	$53,490	$183,022
Prepaid expenses	154,434	125,420
Reimbursement receivable	9,270	9,270
Total current assets	217,194	317,712
Investments held in Trust Account	242,838,887	241,188,555
Total Assets	$243,056,081	$241,506,267

Liabilities and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$2,400,616	$895,735
Advance from related party	70	70
Total current liabilities	2,400,686	895,805

Promissory note - related party	480,000	200,000
Total Liabilities	2,880,686	1,095,805

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.56 and $10.49 per share as of March 31, 2026 and December 31, 2025, respectively	242,838,887	241,188,555

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated Deficit	(2,664,259)	(778,860)
Total Shareholders’ Deficit	(2,663,492)	(778,093)
Total Liabilities and Shareholders’ Deficit	$243,056,081	$241,506,267

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2026	2025
Operating expenses:
General and administrative expenses	$1,885,399	$341,380
Loss from operations	(1,885,399)	(341,380)

Other income:
Change in over-allotment option liability	—	268,783
Interest earned on investments held in Trust Account	1,650,332	2,286,602
Total other income	1,650,332	2,555,385

Net (loss) income	$(235,067)	$2,214,005

Weighted average Class A ordinary shares outstanding, basic	23,000,000	22,100,000
Basic and diluted net (loss) income per Class A ordinary share	$(0.01)	$0.07
Weighted average Class B ordinary shares outstanding, basic	7,666,667	7,666,667
Basic and diluted net (loss) income per Class B ordinary share	$(0.01)	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	7,666,667	$767	$—	$(778,860)	$(778,093)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(1,650,332)	(1,650,332)

Net loss	—	—	—	(235,067)	(235,067)

Balance – March 31, 2026	7,666,667	$767	$—	$(2,664,259)	$(2,663,492)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — December 31, 2024	7,666,667	$767	$971,163	$223,461	$1,195,391

Sale of 750,000 Private Placement Warrants	—	—	750,000	—	750,000

Fair Value of Public Warrants at issuance	—	—	286,500	—	286,500

Allocated value of transaction costs to Class A shares	—	—	4,539	—	4,539

Accretion for Class A ordinary shares to redemption amount	—	—	(2,012,202)	(1,305,070)	(3,317,272)

Net income	—	—	—	2,214,005	2,214,005

Balance – March 31, 2025	7,666,667	$767	$—	$1,132,396	$1,133,163

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(235,067)	$2,214,005
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of overallotment liability	—	(268,783)
Interest earned on investments held in Trust Account	(1,650,332)	(2,286,602)
Changes in operating assets and liabilities:
Prepaid expenses	(29,014)	(34,427)
Accrued offering costs	—	(2,100)
Accounts payable and accrued expenses	1,504,881	54,477
Net cash used in operating activities	(409,532)	(323,430)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(30,150,000)
Net cash used in investing activities	—	(30,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	29,400,000
Proceeds from sale of Private Placements Warrants	—	750,000
Proceeds from promissory note - related party	280,000	—
Net cash provided by financing activities	280,000	30,150,000

Net Change in Cash	(129,532)	(323,430)
Cash – Beginning	183,022	1,271,928
Cash – Ending	$53,490	$948,498

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares to redemption amount	$1,650,332	$3,317,272

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Roman DBDR Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on July 25, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”), including the transactions contemplated by the ThomasLloyd Business Combination Agreement (as defined below) and the ancillary documents (the “ThomasLloyd Business Combination”). While the Company may pursue an initial Business Combination target in any stage of its corporate evolution or in any industry or sector, the Company intends to focus its initial search on companies in the cybersecurity, artificial intelligence or financial technology industries.

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from July 25, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, including the ThomasLloyd Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, including the ThomasLloyd Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination, including the ThomasLloyd Business Combination.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The Company will have only the duration of the Completion Window to complete the initial Business Combination, including the ThomasLloyd Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had cash of $53,490 held outside of the Trust Account and available for working capital purposes. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for quarterly financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for quarterly financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 4, 2026 (the “2025 Annual Report”). The quarterly results for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. As a result of this election, the Company’s financial statements may not be comparable to those of public companies that comply with public company effective dates for new or revised accounting standards.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $53,490 and $183,022 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Investments Held in Trust Account

At March 31, 2026, substantially all of the assets held in the Trust Account were held in money market funds and at December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the Company’s statement of operations.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheets dates.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination, including the ThomasLloyd Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

	Number of
	Class A
	ordinary	Amount
	shares	$
Class A ordinary shares subject to possible redemption, December 31, 2024	20,000,000	201,317,267
Less:
Proceeds allocated to Public Warrants	—	(286,500)
Class A ordinary shares issuance at cost	—	(594,163)
Plus:
Gross proceeds from exercise of Over-allotment Units	3,000,000	30,000,000
Remeasurement of carrying value to redemption value	—	10,751,951
Class A ordinary shares subject to possible redemption, December 31, 2025	23,000,000	241,188,555
Plus:
Remeasurement of carrying value to redemption value	—	1,650,332
Class A ordinary shares subject to possible redemption, March 31, 2026	23,000,000	242,838,887

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net (loss) income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As of March 31, 2026 and December 31, 2025, the Company had dilutive securities that are Public Warrants that could potentially be exercised into Class A ordinary shares and then share in the earnings of the Company. The Warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2026		2025
	Class A	Class B non-	Class A	Class B non-
	redeemable	redeemable	redeemable	redeemable
Numerator:
Allocation of net (loss) income	$(176,300)	$(58,767)	$1,643,769	$570,236
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	7,666,667	22,100,000	7,666,667
Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$0.07	$0.07

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on December 16, 2024, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Pursuant to the full exercise of the over-allotment option, on January 27, 2025, the Company sold an additional 3,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants

As of March 31, 2026 and December 31, 2025, there were 19,635,000 warrants outstanding, respectively, including 11,500,000 Public Warrants, respectively, and 8,135,000 Private Placement Warrants, respectively. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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
●upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

MARCH 31, 2026

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

On December 16, 2025, the Company issued a promissory note to the Sponsor in an amount of up to $200,000 for working capital needs. The note bears no interest and is repayable on the earlier of (a) the date that Company consummates the Company’s initial Business Combination and (b) the date of the liquidation of the Company. The full amount of the promissory note was drawn and outstanding as of March 31, 2026 and December 31, 2025.

On February 16, 2026, the Company issued a promissory note to the Sponsor in an amount of up to $300,000 for working capital needs. The note bears no interest and is repayable on the earlier of (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company. $280,000 was drawn and outstanding as of March 31, 2026.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Administrative Services Agreement

On December 12, 2024, the Company entered into an agreement with the Sponsor stipulating that commencing on December 13, 2024, and through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support.

The Company incurred and paid $30,000 for administrative services for the three months ended March 31, 2026, which was included in accrued expenses in the accompanying condensed balance sheets.

The Company incurred and paid $30,000 for administrative services for the three months ended March 31, 2025, which was included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be requested by the Company (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination, including the ThomasLloyd Business Combination, may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination, including the ThomasLloyd Business Combination, could be impacted by, among other things, changes in laws or regulations in multiple jurisdictions as applicable, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination, including the ThomasLloyd Business Combination.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to the Roman II Registration Rights Agreement (as defined below) signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Business Combination Agreement

On February 27, 2026, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “ThomasLloyd Business Combination Agreement”) with (i) ThomasLloyd Climate Solutions B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid), with its corporate seat in Amsterdam, the Netherlands (“ThomasLloyd”), and (ii) each of the holders of ThomasLloyd’s outstanding ordinary shares as named in the Business Combination Agreement (the “Sellers” or “ThomasLloyd Shareholders”). TL Topco PLC, a public limited company to be incorporated under the laws of England and Wales (“PubCo”) and ThomasLloyd Climate Solutions Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of PubCo (“Merger Sub” and, together with PubCo, the “PubCo Parties” and each, a “PubCo Party”), will become parties to the ThomasLloyd Business Combination Agreement following the formation of PubCo. Pursuant to the ThomasLloyd Business Combination Agreement, the Company will merge with and into Merger Sub, with Merger Sub continuing as the Surviving Company and a direct, wholly owned subsidiary of PubCo (“Merger”). The effective time of the Merger is referred to as the “Merger Effective Time.” As a result of the Merger, each issued and outstanding share of the Company’s Class A Ordinary Shares and Class B Ordinary Shares, other than the Roman Dissenting Shares (each as defined in the ThomasLloyd Business Combination Agreement) will no longer be outstanding and will be automatically cancelled and converted into and exchanged for the right to receive one PubCo Class A Ordinary Share (as defined below), and each issued and outstanding Roman Warrant (as defined in the ThomasLloyd Business Combination Agreement) will become one warrant to purchase one PubCo Class A Ordinary Share (“PubCo Warrant”), with PubCo issuing a number of PubCo Class A Ordinary Shares and PubCo Warrants in accordance with the terms of the ThomasLloyd Business Combination Agreement. At least one day following the Merger Effective Time, PubCo will acquire all of the issued and outstanding ordinary shares of ThomasLloyd from the Sellers in exchange for the issuance by PubCo of new ordinary shares, par value $0.01 per share, consisting of Class A ordinary shares (“PubCo Class A Ordinary Shares”) and Class B ordinary shares (“PubCo Class B Ordinary Shares” and, together with the PubCo Class A Ordinary Shares, the “PubCo Shares”). Subject to the terms and conditions of the ThomasLloyd Business Combination Agreement, PubCo will issue to the Sellers in the aggregate, a number of PubCo Class A Ordinary Shares or PubCo Class B Ordinary Shares, as applicable, with an aggregate value up to an amount equal to the relevant portion of the Share Exchange Aggregate Consideration (as defined in the ThomasLloyd Business Combination Agreement, based on an equity value of $850,000,000), with PubCo allotting and issuing to each Seller, for each ThomasLloyd ordinary share held, a number of PubCo Class A Ordinary Shares and/or PubCo Class B Ordinary Shares, as applicable, equal to the Per Share Exchange Ratio in accordance with the Allocation Schedule (each as defined in the ThomasLloyd Business Combination Agreement).

The ThomasLloyd Business Combination is expected to close in the second half of 2026, following the receipt of the requisite approvals of the Company’s shareholders and ThomasLloyd’s shareholders and the fulfillment of other customary closing conditions.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Sponsor Support Agreement

Concurrently with the execution of the ThomasLloyd Business Combination Agreement, the Company, the Sponsor, and ThomasLloyd entered into the Sponsor Support Agreement, pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the ThomasLloyd Business Combination Agreement, the Merger, and each other proposal related to the transactions contemplated under the ThomasLloyd Business Combination Agreement (“Transactions”), and against any alternative transactions or agreements that would impede, hinder, interfere with, delay, postpone, frustrate, prevent or nullify the Transactions, (ii) not redeem any Subject Shares (as defined in the Sponsor Support Agreement) in connection with the Transactions, (iii) be bound by certain other covenants and agreements related to the ThomasLloyd Business Combination, (iv) be bound by certain transfer restrictions with respect to its shares in the Company prior to the expiration time of the Sponsor Support Agreement, (v) be subject to the restrictions contemplated by the ThomasLloyd Lock-Up Agreement (as defined below), (vi) waive anti-dilution protections with respect to the conversion of the Company’s Class B Ordinary Shares, (vii) convert each of the Company’s Class B Ordinary Shares into one Class A Ordinary Share of the Company, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement, (viii) waive any appraisal rights to dissent from the Transactions, and (viii) not amend, terminate or modify the Insider Letter (as defined in the Sponsor Support Agreement) without ThomasLloyd’s prior written consent. PubCo will become a party to the Sponsor Support Agreement by executing a signature page thereto.

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

The ThomasLloyd Registration Rights Agreement amends and restates the Registration Rights Agreement that was entered into by the Company, the Sponsor and B. Riley, in connection with the Initial Public Offering (“Roman II Registration Rights Agreement”).

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

MARCH 31, 2026

(Unaudited)

Amended and Restated Business Combination Marketing Agreement

In connection with the signing of the ThomasLloyd Business Combination Agreement, the Company, ThomasLloyd and B. Riley entered into an Amended and Restated Business Combination Marketing Agreement, which amended and restated the Business Combination Marketing Agreement, dated December 12, 2024, by and between the Company and B. Riley. Pursuant to the Amended and Restated Business Combination Marketing Agreement, B. Riley will provide certain advisory, marketing and capital markets services to the Company in connection with certain business combinations, including the ThomasLloyd Business Combination. As consideration for such services, the Company has agreed to pay B. Riley a fee equal to 4.5% of the gross proceeds received by the Company from the sale of its equity securities in the Initial Public Offering, including any proceeds from the full exercise of the underwriters’ over-allotment option (the “Fee”). In connection with the ThomasLloyd Business Combination, the Fee will be structured and calculated based on the gross proceeds available to PubCo at the Closing, including proceeds retained from the Trust Account following the redemption deadline, proceeds from any PIPE Financing and proceeds from any other sources (collectively, the “Gross Proceeds”) as follows: 30% of the Gross Proceeds on the first $10.0 million of Gross Proceeds; 10% of the incremental Gross Proceeds exceeding $10.0 million, up to the total amount of the Fee.

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

Committed Equity Facility Term Sheet

In connection with the consummation of the Transactions, the Company, ThomasLloyd and B. Riley entered into a binding term sheet relating to the CEF. Pursuant to the CEF Term Sheet, subject to the consummation of the ThomasLloyd Business Combination and the execution of definitive documentation, B. Riley will agree to purchase, from time to time during the 36-month commitment period following closing, up to an aggregate of $200.0 million (the “Aggregate Commitment Amount”) of PubCo’s common stock, at a purchase price equal to 97.0% of the volume-weighted average price of PubCo’s common stock during a defined pricing period, subject to customary ownership, exchange cap and volume limitations. In consideration for the investor’s commitment, PubCo will agree to pay the investor a commitment fee of 1.0% of the Aggregate Commitment Amount and to reimburse certain expenses, up to $75,000, not including quarterly legal fees of up to $7,500 in quarters where the CEF is used. If the engagement of a qualified independent underwriter is required, PubCo will reimburse B. Riley up to an additional $55,000 for such engagement. The CEF Term Sheet is subject to customary conditions, including the negotiation of a definitive purchase agreement.

Service Provider Agreement

On February 16, 2026, the Company entered in a consulting agreement with the ICR LLC (“ICR”) to provide certain services related to the initial Business Combination. ICR’s compensation consists of the following:

●	$25,000 per month continuing until the completion of the initial Business Combination;
●	a transaction fee tied to redemption outcomes at the completion of the initial Business Combination, ranging from $150,000 to $300,000 payable in the case of successful completion of initial Business Combination;
●	and a fully discretionary bonus of $100,000, payable in full or in part at the sole discretion of the Company based on performance.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On July 25, 2024, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. As of March 31, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$242,838,887	$241,188,555

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of March 31, 2026 and December 31, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, which are held in the Trust Account.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2026	2025
General and administrative expenses	$1,885,399	$341,380
Interest earned on the Trust Account	$1,650,332	$2,286,602
Net (loss) income	$(235,067)	$2,214,005
Total assets	$243,056,081	$234,962,072

The key measures of segment profit or loss reviewed by our CODM are interest earned on investment in the Trust Account and general and operating expenses. The CODM reviews interest earned on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within the operating expenses, the CODM specifically reviews professional service fees, which are a significant segment expense, and include legal fees and advisory fees. These expenses are monitored to manage and forecast cash available to complete a Business Combination within the required period. Other general and administrative expenses, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in the aggregate to ensure alignment with budget and contractual obligations. Funds invested in the Trust Account represent the predominant portion of the Company’s total assets and are monitored by the CODM to determine the most effective strategy of investment with the Trust Account funds, while maintaining compliance with the trust agreement.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet dates up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements, other than as described below.

On April 22, 2026, James Nevels resigned as a director of the Company, with immediate effect. On April 27, 2026, the Board of Directors appointed Randolph C. Read to serve as an independent director, with immediate effect. Mr. Read also serves as the Chairperson of the Compensation Committee and a member of the Audit Committee of the Board. On May 11, 2026, Michael Woods resigned as a director of the Company, with immediate effect. On May 11, 2026, the Board appointed Hunter C. Gary to serve as an independent director and a member of the Compensation Committee of the Board, with immediate effect. In connection with their appointments, each of Mr. Read and Mr. Gary will receive for their services as directors an indirect interest in the Founder Shares through membership interests in the Sponsor.

On May 6, 2026 the Company entered into an agreement with Lucid Capital Markets, LLC (“Lucid”) in connection with the proposed private placement, backstop financing, or other financing of the Company’s equity, equity-linked, convertible debt, or straight debt securities (the “Securities”) as it relates to the ThomasLloyd Business Combination Agreement.

In consideration for the services described above, Lucid shall be entitled to receive, and the Company agrees to pay Lucid, the following compensation:

a. Offering Fee. If the Company completes an Offering, the Company shall pay Lucid a fee equal to 6% of gross proceeds raised (the “Offering Fee”). The Offering Fee shall be paid on gross proceeds raised if an Offering is consummated during the term or a definitive agreement, letter of intent, or other evidence of commitment is entered into during the Term which subsequently results in an Offering being consummated within 12 months following expiration of this Agreement. The Offering Fee shall be paid in cash by wire transfer as soon as reasonably practicable simultaneously with the release of, and from the proceeds of, the Offering.

b. Strategic Advisory Fee. The Company shall pay Lucid a fee equal to 3% of the aggregate consideration or equity value of any strategic transaction entered into with any party introduced to the Company by Lucid during the Term (the “Strategic Advisory

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Fee”). Such strategic transaction shall include, without limitation, any strategic investment in the Company (other than as part of an Offering), any investment by the Company in or together with such party or in any asset or venture with such party, or any other partnership, joint venture, licensing, commercial, distribution, development, marketing or similar strategic relationship. Such Strategic Advisory Fee shall be due and payable in the same form of consideration in which the strategic transaction is consummated (e.g. cash, Company shares or any combination thereof), as soon as reasonably practicable following the closing or consummation of the applicable strategic transaction (or, if there are multiple closings, pro rata at each closing based on the value consummated at such closing) and shall be in addition to, and not in lieu of, any Offering Fee.

c. Sharing of Economics. Notwithstanding anything to the contrary herein, Lucid shall be permitted to pay to one or more co-managers or joint agents, to be mutually agreed upon by the Company and Lucid, an amount up to 30% of the aggregate compensation paid or payable to Lucid under Paragraph 5a. The payment of such amount shall be the sole responsibility of Lucid and shall not increase the aggregate compensation payable by the Company under Paragraph 5a. The Company may engage additional financial institutions, including international investment banks, in connection with the placement of the Securities, specifically to access international investors. The Company and Lucid shall work in good faith to agree on a commercially reasonable allocation of economics among the participating institutions, consistent with customary market practice. Neither party shall be required to accept any allocation that is not commercially reasonable, and any such allocation shall be subject to the mutual agreement of the Company and Lucid, not to be unreasonably withheld, conditioned or delayed.

On May 13, 2026, the Company engaged Berenberg Capital Markets LLC (“Berenberg”) and Lucid to act as a placement agent (each a “Co-Placement Agent” and collectively, the “Co-Placement Agents”) in connection with a proposed private placement, whether in one or a series of offerings (the “Offering”), of equity or equity-related securities (the “Securities”) of a newly formed entity that will be the ultimate parent of the Company, the proceeds of which ultimately will be used to fund the ThomasLloyd Business Combination.

The fees payable to Berenberg and Lucid for acting as Co-Placement Agents in connection with the Offering shall be a total of 6.00% of the aggregate price at which the Securities are sold by the Company (the “Aggregate Sales Price”), which fee shall be divided as follows: (i) for gross proceeds received from investors domiciled in the United States, 70% to Lucid and 30% to Berenberg, (ii) for gross proceeds received from investors domiciled in Europe (including but not limited to the United Kingdom and the European Economic Area), 30% to Lucid and 70% to Berenberg, and (iii) for gross proceeds received from all other investors, 50% to Lucid and 50% to Berenberg. In the event the Company engages one or more additional investment banks to serve as co-placement agents for the Company, the Aggregate Sales Price shall be split amongst all placement agents as in effect, including the Co-Placement Agents. The Placement Fee shall be payable upon the consummation of the placement of the applicable Securities and the closing of the Business Combination. The Company shall have the right to engage other brokers or agents to participate in the Private Placement, provided that (i) Berenberg and Lucid have provided their prior written consent (such consent not to be reasonably withheld, conditioned or delayed) to any such appointment or engagement, (ii) the Company shall have consulted with Berenberg and Lucid prior to any such appointment or engagement so as to, among other things, ensure a coordinated process as to marketing efforts and any additional payable fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (the “Report”) including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated on July 25, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination, including the ThomasLloyd Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination, including the ThomasLloyd Business Combination (pursuant to any forward purchase agreements or backstop agreements into which we may enter), Ordinary Shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a Business Combination will be successful.

We may seek to extend the Completion Window consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the continued listing rules of Nasdaq, as they exist as of the date of the Report (the “Nasdaq Rules”), currently require special purpose acquisition companies (“SPACs”), such as us, to complete their initial Business Combination in accordance with the requirement pursuant to the Nasdaq Rules that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its IPO registration statement (the “Nasdaq 36-Month Requirement”). If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

ThomasLloyd Business Combination

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

For a full description of the ThomasLloyd Business Combination Agreement and the proposed ThomasLloyd Business Combination, please refer to “Item 1. Business” in the 2025 Annual Report.

Recent Developments

On April 22, 2026, James Nevels resigned as a director of the Company, with immediate effect. On April 27, 2026, the Board of Directors appointed Randolph C. Read to serve as an independent director, with immediate effect. Mr. Read also serves as the Chairperson of the Compensation Committee and a member of the Audit Committee of the Board. On May 11, 2026, Michael Woods resigned as a director of the Company, with immediate effect. On May 11, 2026, the Board appointed Hunter C. Gary to serve as an independent director and a member of the Compensation Committee of the Board, with immediate effect. In connection with their appointments, each of Mr. Read and Mr. Gary will receive for their services as directors an indirect interest in the Founder Shares through membership interests in the Sponsor.

On May 6, 2026 we entered into an agreement with Lucid in connection with the proposed private placement, backstop financing, or other financing of the Company’s equity, equity-linked, convertible debt, or straight debt securities as it relates to the ThomasLloyd Business Combination Agreement.

In consideration for the services described above, Lucid shall be entitled to receive, and the Company agrees to pay Lucid, the following compensation:

a. Offering Fee. If the Company completes an Offering, the Company shall pay Lucid a fee equal to 6% of gross proceeds raised. The Offering Fee shall be paid on gross proceeds raised if an Offering is consummated during the term or a definitive agreement, letter of intent, or other evidence of commitment is entered into during the Term which subsequently results in an Offering being consummated within 12 months following expiration of this Agreement. The Offering Fee shall be paid in cash by wire transfer as soon as reasonably practicable simultaneously with the release of, and from the proceeds of, the Offering.

b. Strategic Advisory Fee. The Company shall pay Lucid a fee equal to 3% of the aggregate consideration or equity value of any strategic transaction entered into with any party introduced to the Company by Lucid during the Term. Such strategic transaction shall include, without limitation, any strategic investment in the Company (other than as part of an Offering), any investment by the Company in or together with such party or in any asset or venture with such party, or any other partnership, joint venture, licensing, commercial, distribution, development, marketing or similar strategic relationship. Such Strategic Advisory Fee shall be due and payable in the same form of consideration in which the strategic transaction is consummated (e.g. cash, Company shares or any combination thereof), as soon as reasonably practicable following the closing or consummation of the applicable strategic transaction (or, if there are multiple closings, pro rata at each closing based on the value consummated at such closing) and shall be in addition to, and not in lieu of, any Offering Fee.

c. Sharing of Economics. Notwithstanding anything to the contrary herein, Lucid shall be permitted to pay to one or more co-managers or joint agents, to be mutually agreed upon by the Company and Lucid, an amount up to 30% of the aggregate compensation paid or payable to Lucid under Paragraph 5a. The payment of such amount shall be the sole responsibility of Lucid and shall not increase the aggregate compensation payable by the Company under Paragraph 5a. The Company may engage additional financial institutions, including international investment banks, in connection with the placement of the Securities, specifically to access international investors. The Company and Lucid shall work in good faith to agree on a commercially reasonable allocation of economics among the participating institutions, consistent with customary market practice. Neither party shall be required to accept any allocation that is not commercially reasonable, and any such allocation shall be subject to the mutual agreement of the Company and Lucid, not to be unreasonably withheld, conditioned or delayed.

On May 13, 2026, the Company engaged Berenberg and Lucid to act as a placement agent in connection with a proposed private placement, whether in one or a series of offerings, of equity or equity-related securities of a newly formed entity that will be the ultimate parent of the Company, the proceeds of which ultimately will be used to fund the ThomasLloyd Business Combination.

The fees payable to Berenberg and Lucid for acting as Co-Placement Agents in connection with the Offering shall be a total of 6.00% of the aggregate price at which the Securities are sold by the Company (the “Aggregate Sales Price”), which fee shall be divided as follows: (i) for gross proceeds received from investors domiciled in the United States, 70% to Lucid and 30% to Berenberg, (ii) for gross proceeds received from investors domiciled in Europe (including but not limited to the United Kingdom and the European Economic Area), 30% to Lucid and 70% to Berenberg, and (iii) for gross proceeds received from all other investors, 50% to Lucid and 50% to Berenberg. In the event the Company engages one or more additional investment banks to serve as co-placement agents for the Company, the Aggregate Sales Price shall be split amongst all placement agents as in effect, including the Co-Placement Agents. The Placement Fee shall be payable upon the consummation of the placement of the applicable Securities and the closing of the Business Combination. The Company shall have the right to engage other brokers or agents to participate in the Private Placement, provided that (i) Berenberg and Lucid have provided their prior written consent (such consent not to be reasonably withheld, conditioned or delayed) to any such appointment or engagement, (ii) the Company shall have consulted with Berenberg and Lucid prior to any such appointment or engagement so as to, among other things, ensure a coordinated process as to marketing efforts and any additional payable fees.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 25, 2024 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for and consummate the Initial Public Offering, and following the closing of the Initial Public Offering, searching for a target with which to consummate a Business Combination, including the ThomasLloyd Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net loss of $235,067, which consisted of general and operating costs of $1,885,399, offset by interest earned on investments held in the Trust Account of $1,650,332.

For the three months ended March 31, 2025, we had net income of $2,214,005, which consisted of interest earned on investments held in the Trust Account of $2,286,602, as well as change in fair value of over - allotment liability of $268,783, offset by general and operating costs of $341,380.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B Ordinary Shares by the Sponsor and loans from the Sponsor.

On July 25, 2024, the Sponsor agreed to loan us up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the IPO Promissory Note. This loan was non-interest bearing and payable on the earlier of March 31, 2025 or the completion of the Initial Public Offering. On December 16, 2024, upon the consummation of the Initial Public Offering, the IPO Promissory Note was repaid in full at the closing of the Initial Public Offering and the IPO Promissory Note is no longer outstanding.

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

On January 23, 2025, the underwriters exercised the over-allotment option in full, and on January 27, 2025, purchased an additional 3,000,000 Units pursuant to the full exercise of the over-allotment option. The over-allotment Units were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $30,000,000. In connection with the full exercise of the over-

allotment option, the Sponsor and B. Riley purchased an additional 750,000 Private Placement Warrants in the aggregate at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $750,000.

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

For the three months ended March 31, 2026, cash used in operating activities was $409,532. Net loss of $235,067 consisted of interest earned on investments held in the Trust Account of $1,650,332. Changes in operating assets and liabilities provided $1,475,867 of cash from operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $323,430. Net income of $2,214,005 was affected by the interest earned on investments held in the Trust Account of $2,286,602 and a change in the fair value of over-allotment option of $268,783. Changes in operating assets and liabilities provided $17,950 of cash from operating activities.

As of March 31, 2026, we had investments held in the Trust Account of $242,838,887. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $53,490. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The Company incurred and paid $30,000 for administrative services for the three months ended March 31, 2026, which was included in accrued expenses in the accompanying condensed balance sheets.

The Company incurred and paid $30,000 for administrative services for the three months ended March 31, 2025, which was included in accrued expenses in the accompanying condensed balance sheets.

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

Amended and Restated Business Combination Marketing Agreement

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

In connection with the signing of the ThomasLloyd Business Combination Agreement, the Company, ThomasLloyd and B. Riley entered into an Amended and Restated Business Combination Marketing Agreement, which amended and restated the Business Combination Marketing Agreement, dated December 12, 2024, by and between the Company and B. Riley. Pursuant to the Amended and Restated Business Combination Marketing Agreement, B. Riley will provide certain advisory, marketing and capital markets services to the Company in connection with certain business combinations, including the ThomasLloyd Business Combination. As consideration for such services, the Company has agreed to pay B. Riley a fee equal to 4.5% of the gross proceeds received by the Company from the sale of its equity securities in the Initial Public Offering, including any proceeds from the full exercise of the underwriters’ over-allotment option (the “Fee”). In connection with the ThomasLloyd Business Combination, the Fee will be structured and calculated based on the gross proceeds available to PubCo at the Closing, including proceeds retained from the Trust Account following the redemption deadline, proceeds from any PIPE Financing and proceeds from any other sources as follows: 30% of the Gross Proceeds on the first $10.0 million of Gross Proceeds; 10% of the incremental Gross Proceeds exceeding $10.0 million, up to the total amount of the Fee.

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

Committed Equity Facility Term Sheet

In connection with the consummation of the Transactions, our Company, ThomasLloyd and B. Riley entered into a binding term sheet (the “CEF Term Sheet”) relating to the CEF. Pursuant to the CEF Term Sheet, subject to the consummation of the ThomasLloyd Business Combination and the execution of definitive documentation, B. Riley will agree to purchase, from time to time during the 36-month commitment period following closing, up to an aggregate of $200.0 million (the “Aggregate Commitment Amount”) of PubCo’s common stock, at a purchase price equal to 97.0% of the volume-weighted average price of PubCo’s common stock during a defined pricing period, subject to customary ownership, exchange cap and volume limitations. In consideration for the investor’s commitment, PubCo will agree to pay the investor a commitment fee of 1.0% of the Aggregate Commitment Amount and to reimburse certain expenses, up to $75,000, not including quarterly legal fees of up to $7,500 in quarters where the CEF is used. If the engagement of a qualified independent underwriter is required, PubCo will reimburse B. Riley up to an additional $55,000 for such engagement. The CEF Term Sheet is subject to customary conditions, including the negotiation of a definitive purchase agreement.

Service Provider Agreement

On February 16, 2026, we entered in a consulting agreement with the ICR LLC (“ICR”) to provide certain services related to the initial Business Combination. ICR’s compensation consists of the following:

●	$25,000 per month continuing until the completion of the initial Business Combination;
●	a transaction fee tied to redemption outcomes at the completion of the initial Business Combination, ranging from $150,000 to $300,000 payable in the case of successful completion of initial Business Combination; and a fully discretionary bonus of $100,000, payable in full or in part at the sole discretion of the Company based on performance.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weakness related to the insufficient segregation of duties to safeguard company assets.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in the Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025, (iii) 2025 Annual Report and (iv) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025 and September 30, 2025, as filed with the SEC on May 21, 2025, October 23, 2025 and November 13, 2025, respectively. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to ThomasLloyd and the ThomasLloyd Business Combination, please see the Registration Statement on Form F-4 to be filed by the parties to the ThomasLloyd Business Combination Agreement, once filed.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts between Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to consummate an initial Business Combination, including on acceptable commercial terms, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarterly period covered by the Report. However, on January 23, 2025, the underwriters exercised the over-allotment option in full, and on January 27, 2025, purchased an additional 3,000,000 Option Units pursuant to the full exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per share, generating gross proceeds to the Company of $30,000,000. In connection with the closing of the over-allotment option, the Sponsor and B. Riley, purchased an additional 750,000 Private Placement Warrants in the aggregate at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $750,000. Following the closing of the over-allotment option and the sale of additional Private Placement Warrants, an aggregate amount of $30,150,000 was deposited into the Trust Account.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on January 16, 2025. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1

Business Combination Agreement, dated as of February 27, 2026, by and among the Company, ThomasLloyd Climate Solutions B.V., and the holders of ThomasLloyd’s outstanding ordinary shares named in the Business Combination Agreement. (1)

10.1	Promissory Note dated February 16, 2026, issued to the Sponsor. (2)
10.2	Sponsor Support Agreement, dated as of February 27, 2026, by and among the Company, ThomasLloyd Climate Solutions B.V., and the Sponsor. (1)
10.3	Form of Registration Rights Agreement. (1)
10.4	Form of Lock-Up Agreement. (1)
10.5	Amended and Restated Business Combination Marketing Agreement, dated February 27, 2026, by and between the Company, ThomasLloyd Climate Solutions B.V. and B. Riley Securities, Inc. (1)
31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
(1)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2026.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 4, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMAN DBDR ACQUISITION CORP. II

Date: May 20, 2026	By:	/s/ John J. Birmingham
	Name:	John J. Birmingham
	Title:	Chief Financial Officer