Form 10-Q
period 2026-06-30
Roman DBDR Acquisition Corp. II
filed 2026-08-06
CIK 2032528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

N/A

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

As of August 6, 2026, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ROMAN DBDR ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets:
Current assets
Cash	$66,238	$183,022
Prepaid expenses	102,678	125,420
Reimbursement receivable	—	9,270
Total current assets	168,916	317,712
Investments held in Trust Account	245,480,252	241,188,555
Total Assets	$245,649,168	$241,506,267

Liabilities and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$2,689,869	$895,735
Advance from related party	70	70
Total current liabilities	2,689,939	895,805

Promissory note - related party	580,000	200,000
Total Liabilities	3,269,939	1,095,805

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.67 and $10.49 per share as of June 30, 2026 and December 31, 2025, respectively	245,480,252	241,188,555

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated Deficit	(3,101,790)	(778,860)
Total Shareholders’ Deficit	(3,101,023)	(778,093)
Total Liabilities and Shareholders’ Deficit	$245,649,168	$241,506,267

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative expenses	$437,531	$394,725	$2,322,930	$736,105
Loss from operations	(437,531)	(394,725)	(2,322,930)	(736,105)

Other income:
Change in over-allotment option liability	—	—	—	268,783
Interest earned on investments held in Trust Account	2,641,365	2,422,595	4,291,697	4,709,197
Total other income	2,641,365	2,422,595	4,291,697	4,977,980

Net income	$2,203,834	$2,027,870	$1,968,767	$4,241,875

Weighted average Class A ordinary shares outstanding, basic and diluted	23,000,000	23,000,000	23,000,000	22,552,486
Basic and diluted net income per Class A ordinary share	$0.07	$0.07	$0.06	$0.14
Weighted average Class B ordinary shares outstanding, basic and diluted	7,666,667	7,666,667	7,666,667	7,666,667
Basic and diluted net income per Class B ordinary share	$0.07	$0.07	$0.06	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	7,666,667	$767	$—	$(778,860)	$(778,093)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(1,650,332)	(1,650,332)

Net loss	—	—	—	(235,067)	(235,067)

Balance – March 31, 2026	7,666,667	767	—	(2,664,259)	(2,663,492)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(2,641,365)	(2,641,365)

Net income	—	—	—	2,203,834	2,203,834

Balance – June 30, 2026	7,666,667	$767	$—	$(3,101,790)	$(3,101,023)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — December 31, 2024	7,666,667	$767	$971,163	$223,461	$1,195,391

Sale of 750,000 Private Placement Warrants	—	—	750,000	—	750,000

Fair Value of Public Warrants at issuance	—	—	286,500	—	286,500

Allocated value of transaction costs to Class A shares	—	—	4,539	—	4,539

Remeasurement of Class A ordinary shares to redemption amount	—	—	(2,012,202)	(1,305,070)	(3,317,272)

Net income	—	—	—	2,214,005	2,214,005

Balance – March 31, 2025	7,666,667	767	—	1,132,396	1,133,163

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(2,422,595)	(2,422,595)

Net income	—	—	—	2,027,870	2,027,870

Balance – June 30, 2025	7,666,667	$767	$—	$737,671	$738,438

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six
	Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,968,767	$4,241,875
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of overallotment liability	—	(268,783)
Interest earned on investments held in Trust Account	(4,291,697)	(4,709,197)
Changes in operating assets and liabilities:
Receivable from employee	—	(20,226)
Reimbursement receivable	9,270	—
Prepaid expenses	22,742	27,362
Accrued offering costs	—	(2,100)
Accounts payable and accrued expenses	1,794,134	77,963
Net cash used in operating activities	(496,784)	(653,106)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(30,150,000)
Net cash used in investing activities	—	(30,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	29,400,000
Proceeds from sale of Private Placements Warrants	—	750,000
Proceeds from promissory note - related party	380,000	—
Net cash provided by financing activities	380,000	30,150,000

Net Change in Cash	(116,784)	(653,106)
Cash – Beginning	183,022	1,271,928
Cash – Ending	$66,238	$618,822

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares to redemption amount	$4,291,697	$5,739,867

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from July 25, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, including the ThomasLloyd Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, including the ThomasLloyd Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

Following the closing of the Initial Public Offering on December 16, 2024, and the full exercise of the over-allotment option on January 27, 2025 an amount of $231,150,000 ($10.05 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was deposited into the Company’s trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors (the “Board”) may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (“Public Shareholders”).

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

JUNE 30, 2026

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

On October 1, 2025, the Company’s Board appointed John J. Birmingham as the Company’s new Chief Financial Officer. Mr. Birmingham also serves as the Company’s principal accounting officer and principal financial officer. In connection with Mr. Birmingham’s appointment, the Company and Mr. Birmingham entered into an offer letter, dated October 1, 2025 (the “Offer Letter”), pursuant to which Mr. Birmingham received a one-time initial cash payment in the amount of $25,000 and will receive a subsequent cash payment of $50,000 relating to the Company’s Securities and Exchange Commission reporting obligations as more specifically described in the Offer Letter, and such additional amounts as may be agreed upon by the parties. On May 27, 2026, the Company and Mr. Birmingham entered into an agreement (the “Addendum”) to extend the term of employment of Mr. Birmingham as the Company’s Chief Financial Officer until the earlier of the date that (i) either party terminates the Addendum; (ii) the Company’s initial business combination is consummated; (iii) the Company is wound up; or (iv) Mr. Birmingham vacates or is removed from such position. Pursuant to the Addendum, Mr. Birmingham will receive a one-time cash payment in the amount of $25,000 relating to the remaining Securities and Exchange Commission reporting work of the Company.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

On April 22, 2026, James Nevels resigned as a director of the Company, with immediate effect. On April 27, 2026, the Company’s Board appointed Randolph C. Read to serve as an independent director, with immediate effect. Mr. Read also serves as the Chairperson of the Compensation Committee and a member of the Audit Committee of the Board. On May 11, 2026, Michael Woods resigned as a director of the Company, with immediate effect. On May 11, 2026, the Company’s Board appointed Hunter C. Gary to serve as an independent director and a member of the Compensation Committee of the Board, with immediate effect. In connection with their appointments, each of Mr. Read and Mr. Gary has received for his services as a director an indirect interest in the Founder Shares through membership interests in the Sponsor. Please refer to Note 10. Subsequent Events.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash of $66,238 held outside of the Trust Account and available for working capital purposes. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” Management has determined that the Company currently lacks the liquidity needed to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in the Report under Item 1. “Financial Statements” are issued, as the Company expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Completion Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 4, 2026 (the “2025 Annual Report”). The quarterly results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any future periods.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $66,238 and $183,022 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

At June 30, 2026, substantially all of the assets held in the Trust Account were held in money market funds and at December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the Company’s statement of operations.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Warrant Instruments

The Company accounted for the 11,500,000 Public Warrants included in the Units issued in connection with the Initial Public Offering and the full exercise of the over-allotment option and 8,135,000 Private Placement Warrants issued in connection with the Initial Public Offering and related private placement and the full exercise of the over-allotment option and related private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination, including the ThomasLloyd Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets were reconciled in the following table:

	Number of
	Class A
	ordinary	Amount
	shares	$
Class A ordinary shares subject to possible redemption, December 31, 2024	20,000,000	201,317,267
Less:
Proceeds allocated to Public Warrants	—	(286,500)
Class A ordinary shares issuance at cost	—	(594,163)
Plus:
Gross proceeds from exercise of Over-allotment Units	3,000,000	30,000,000
Remeasurement of carrying value to redemption value	—	10,751,951
Class A ordinary shares subject to possible redemption, December 31, 2025	23,000,000	241,188,555
Plus:
Remeasurement of carrying value to redemption value	—	1,650,332
Class A ordinary shares subject to possible redemption, March 31, 2026	23,000,000	242,838,887
Plus:
Remeasurement of carrying value to redemption value	—	2,641,365
Class A ordinary shares subject to possible redemption, June 30, 2026	23,000,000	245,480,252

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

The calculation of diluted net income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As of June 30, 2026 and December 31, 2025, the Company had dilutive securities that are Public Warrants that could potentially be exercised into Class A ordinary shares and then share in the earnings of the Company. The Warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended
	June 30,
	2026		2025
	Class A	Class B non-	Class A	Class B non-
	redeemable	redeemable	redeemable	redeemable
Numerator:
Allocation of net income	$1,652,875	$550,959	$1,520,902	$506,968
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	7,666,667	23,000,000	7,666,667
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.07	$0.07

	For the Six Months Ended
	June 30,
	2026		2025
	Class A	Class B non-	Class A	Class B non-
	redeemable	redeemable	redeemable	redeemable
Numerator:
Allocation of net income	$1,476,575	$492,192	$3,165,702	$1,076,173
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	7,666,667	22,552,486	7,666,667
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.14	$0.14

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

Warrants

As of June 30, 2026 and December 31, 2025, there were 19,635,000 warrants outstanding, respectively, including 11,500,000 Public Warrants, respectively, and 8,135,000 Private Placement Warrants, respectively. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s Board and, in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

JUNE 30, 2026

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

On December 16, 2025, the Company issued a promissory note to the Sponsor in an amount of up to $200,000 for working capital needs. The note bears no interest and is repayable on the earlier of (a) the date that Company consummates the Company’s initial Business Combination and (b) the date of the liquidation of the Company. The full amount of the promissory note was drawn and outstanding as of June 30, 2026 and December 31, 2025.

On February 16, 2026, the Company issued a promissory note to the Sponsor in an amount of up to $300,000 for working capital needs. The note bears no interest and is repayable on the earlier of (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company. $280,000 was drawn and outstanding as of June 30, 2026.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

On June 4, 2026, the Company issued a promissory note to the Sponsor in an amount of up to $100,000 for working capital needs. The note bears no interest and is repayable on the earlier of (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company. $100,000 was drawn and outstanding as of June 30, 2026.

Administrative Services Agreement

On December 12, 2024, the Company entered into an agreement with the Sponsor stipulating that commencing on December 13, 2024, and through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support.

The Company incurred $30,000 and $60,000 for administrative services for the three and six months ended June 30, 2026, respectively. $30,000 of such incurred fees remained unpaid and included in the accounts payable and accrued liabilities line item in the Company’s balance sheet as of June 30, 2026.

The Company incurred and paid $30,000 and $60,000 for administrative services for the three and six months ended June 30, 2025, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be requested by the Company (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

JUNE 30, 2026

(Unaudited)

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

JUNE 30, 2026

(Unaudited)

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

ThomasLloyd Placement Agent Agreements

On May 6, 2026, the Company entered into an agreement with Lucid Capital Markets, LLC (“Lucid”) in connection with the proposed private placement, backstop financing, or other financing of the Company’s equity, equity-linked, convertible debt, or straight debt securities relating to the ThomasLloyd Business Combination Agreement. In consideration for the services described above, Lucid shall be entitled to receive, and the Company agrees to pay Lucid, the following compensation, including (i) an offering fee equal to 6% of gross proceeds raised in such financing, and (ii) an advisory fee equal to 3% of the aggregate consideration or equity value of any strategic transaction entered into with any party introduced to the Company by Lucid during the agreement period.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

On May 13, 2026, the Company engaged Berenberg Capital Markets LLC (“Berenberg”) and Lucid to act as co-placement agents in connection with a proposed private placement, whether in one or a series of offerings, of equity or equity-related securities of a newly formed entity that will be the ultimate parent of the Company, the proceeds of which ultimately will be used to fund the ThomasLloyd Business Combination. The fees payable to Berenberg and Lucid for acting as co-placement agents in connection with such offering shall be a total of 6.00% of the aggregate price at which the securities are sold by the Company (the “Aggregate Sales Price”), which fee shall be divided as follows: (i) for gross proceeds received from investors domiciled in the United States, 70% to Lucid and 30% to Berenberg, (ii) for gross proceeds received from investors domiciled in Europe (including but not limited to the United Kingdom and the European Economic Area), 30% to Lucid and 70% to Berenberg, and (iii) for gross proceeds received from all other investors, 50% to Lucid and 50% to Berenberg.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On July 25, 2024, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. As of June 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$245,480,252	$241,188,555

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of June 30, 2026 and December 31, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, which are held in the Trust Account.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
General and administrative expenses	$437,531	$394,725	$2,322,930	$736,105
Interest earned on the Trust Account	$2,641,365	$2,422,595	$4,291,697	$4,709,197
Net income	$2,203,834	$2,027,870	$1,968,767	$4,241,875
Total assets	$245,649,168	$237,013,428	$245,649,168	$237,013,428

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheets date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Subsequent to June 30, 2026, the Company’s recently-appointed directors, Randolph C. Read and Hunter C. Gary, entered into agreements with the Sponsor providing them with an indirect interest in the Founder Shares through membership interests in the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (the “Report”) including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Recent Developments

On April 22, 2026, James Nevels resigned as a director of the Company, with immediate effect. On April 27, 2026, the Company’s Board appointed Randolph C. Read to serve as an independent director, with immediate effect. Mr. Read also serves as the Chairperson of the Compensation Committee and a member of the Audit Committee of the Board. On May 11, 2026, Michael Woods resigned as a director of the Company, with immediate effect. On May 11, 2026, the Company’s Board appointed Hunter C. Gary to serve as an independent director and a member of the Compensation Committee of the Board, with immediate effect. In connection with their appointments, each of Mr. Read and Mr. Gary has received for his services as a director an indirect interest in the Founder Shares through membership interests in the Sponsor.

On May 27, 2026, the Company and Mr. Birmingham entered into an Addendum to extend the term of employment of Mr. Birmingham as the Company’s Chief Financial Officer until the earlier of the date that (i) either party terminates the Addendum; (ii) the Company’s initial business combination is consummated; (iii) the Company is wound up; or (iv) Mr. Birmingham vacates or is removed from such position. Pursuant to the Addendum, Mr. Birmingham will receive a one-time cash payment in the amount of $25,000 relating to the remaining Securities and Exchange Commission reporting work of the Company.

On May 6, 2026, we entered into an agreement with Lucid in connection with the proposed private placement, backstop financing, or other financing of the Company’s equity, equity-linked, convertible debt, or straight debt securities relating to the ThomasLloyd Business Combination Agreement. In consideration for the services described above, Lucid shall be entitled to receive, and the Company agrees to pay Lucid, the following compensation, including (i) an offering fee equal to 6% of gross proceeds raised in such financing, and (ii) an advisory fee equal to 3% of the aggregate consideration or equity value of any strategic transaction entered into with any party introduced to the Company by Lucid during the agreement period.

On May 13, 2026, the Company engaged Berenberg and Lucid to act as co-placement agents in connection with a proposed private placement, whether in one or a series of offerings, of equity or equity-related securities of a newly formed entity that will be the ultimate parent of the Company, the proceeds of which ultimately will be used to fund the ThomasLloyd Business Combination.

The fees payable to Berenberg and Lucid for acting as co-placement agents in connection with such offering shall be a total of 6.00% of the Aggregate Sales Price, which fee shall be divided as follows: (i) for gross proceeds received from investors domiciled in the United States, 70% to Lucid and 30% to Berenberg, (ii) for gross proceeds received from investors domiciled in Europe (including but not limited to the United Kingdom and the European Economic Area), 30% to Lucid and 70% to Berenberg, and (iii) for gross proceeds received from all other investors, 50% to Lucid and 50% to Berenberg.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 25, 2024 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for and consummate the Initial Public Offering, and following the closing of the Initial Public Offering, searching for a target with which to consummate a Business Combination, including the ThomasLloyd Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $2,203,834, which consisted of interest earned on investments held in the Trust Account of $2,641,365, offset by general and administrative expenses of $437,531.

For the six months ended June 30, 2026, we had net income of $1,968,767, which consisted of interest earned on investments held in the Trust Account of $4,291,697, offset by general and administrative expenses of $2,322,930.

For the three months ended June 30, 2025, we had net income of $2,027,870, which consisted of interest earned on investments held in the Trust Account of $2,422,595, offset by general and administrative expenses of $394,725.

For the six months ended June 30, 2025, we had net income of $4,241,875, which consisted of interest earned on investments held in the Trust Account of $4,709,197, as well as change in fair value of over-allotment liability of $268,783, offset by general and administrative expenses of $736,105.

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

For the six months ended June 30, 2026, cash used in operating activities was $496,784. Net income of $1,968,767 consisted of interest earned on investments held in the Trust Account of $4,291,697. Changes in operating assets and liabilities provided $1,826,146 of cash from operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $653,106. Net income of $4,241,875 was affected by the interest earned on investments held in the Trust Account of $4,709,197 and a change in the fair value of over-allotment option of $268,783. Changes in operating assets and liabilities provided $82,999 of cash from operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $245,480,252. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $66,238. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” Management has determined that we currently lack the liquidity needed to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in the Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Completion Window, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Completion Window. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

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

The Company incurred $30,000 and $60,000 for administrative services for the three and six months ended June 30, 2026, respectively. $30,000 of such incurred fees remained unpaid and included in the accounts payable and accrued liabilities line item in the Company’s balance sheet as of June 30, 2026.

The Company incurred and paid $30,000 and $60,000 for administrative services for the three and six months ended June 30, 2025, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness related to the insufficient segregation of duties to safeguard company assets.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in the Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025, (iii) 2025 Annual Report and (iv) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025 and September 30, 2025 and March 31, 2026, as filed with the SEC on May 21, 2025, October 23, 2025, November 13, 2025, and May 20, 2026, respectively. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1*	Promissory Note dated June 4, 2026, issued to the Sponsor.
10.2	CFO Offer Addendum, dated May 27, 2026, between the Company and John J. Birmingham. (1)
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
(1)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 2, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMAN DBDR ACQUISITION CORP. II

Date: August 6, 2026	By:	/s/ John J. Birmingham
	Name:	John J. Birmingham
	Title:	Chief Financial Officer