Form 10-Q
period 2026-09-30
Roman DBDR Acquisition Corp. II
filed 2026-11-12
CIK 2032528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ROMAN DBDR ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets:
Current assets
Cash	$14,922	$183,022
Prepaid expenses	50,922	125,420
Reimbursement receivable	—	9,270
Total current assets	65,844	317,712
Investments held in Trust Account	247,748,106	241,188,555
Total Assets	$247,813,950	$241,506,267

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$2,941,335	$895,735
Advance from related party	70	70
Total current liabilities	2,941,405	895,805

Promissory note - related party	580,000	200,000
Total Liabilities	3,521,405	1,095,805

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.77 and $10.49 per share as of September 30, 2026 and December 31, 2025, respectively	247,748,106	241,188,555

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated Deficit	(3,456,328)	(778,860)
Total Shareholders’ Deficit	(3,455,561)	(778,093)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$247,813,950	$241,506,267

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative expenses	$354,538	$513,304	$2,677,468	$1,249,409
Loss from operations	(354,538)	(513,304)	(2,677,468)	(1,249,409)

Other income:
Change in over-allotment option liability	—	—	—	268,783
Interest earned on investments held in Trust Account	2,267,854	2,651,071	6,559,551	7,360,268
Total other income	2,267,854	2,651,071	6,559,551	7,629,051

Net income	$1,913,316	$2,137,767	$3,882,083	$6,379,642

Weighted average Class A ordinary shares outstanding, basic and diluted	23,000,000	23,000,000	23,000,000	22,703,297
Basic and diluted net income per Class A ordinary share	$0.06	$0.07	$0.13	$0.21
Weighted average Class B ordinary shares outstanding, basic and diluted	7,666,667	7,666,667	7,666,667	7,666,667
Basic and diluted net income per Class B ordinary share	$0.06	$0.07	$0.13	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	7,666,667	$767	$—	$(778,860)	$(778,093)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(1,650,332)	(1,650,332)

Net loss	—	—	—	(235,067)	(235,067)

Balance – March 31, 2026	7,666,667	767	—	(2,664,259)	(2,663,492)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(2,641,365)	(2,641,365)

Net income	—	—	—	2,203,834	2,203,834

Balance – June 30, 2026	7,666,667	$767	$—	$(3,101,790)	$(3,101,023)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(2,267,854)	(2,267,854)

Net income	—	—	—	1,913,316	1,913,316

Balance – September 30, 2026	7,666,667	$767	$—	$(3,456,328)	$(3,455,561)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — December 31, 2024	7,666,667	$767	$971,163	$223,461	$1,195,391

Sale of 750,000 Private Placement Warrants	—	—	750,000	—	750,000

Fair Value of Public Warrants at issuance	—	—	286,500	—	286,500

Allocated value of transaction costs to Class A shares	—	—	4,539	—	4,539

Remeasurement of Class A ordinary shares to redemption amount	—	—	(2,012,202)	(1,305,070)	(3,317,272)

Net income	—	—	—	2,214,005	2,214,005

Balance – March 31, 2025	7,666,667	767	—	1,132,396	1,133,163

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(2,422,595)	(2,422,595)

Net income	—	—	—	2,027,870	2,027,870

Balance – June 30, 2025	7,666,667	767	—	737,671	738,438

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(2,651,071)	(2,651,071)

Net income	—	—	—	2,137,767	2,137,767

Balance – September 30, 2025	7,666,667	$767	$—	$224,367	$225,134

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine
	Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,882,083	$6,379,642
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of overallotment liability	—	(268,783)
Interest earned on investments held in Trust Account	(6,559,551)	(7,360,268)
Changes in operating assets and liabilities:
Receivable from employee	—	(5,840)
Reimbursement receivable	9,270	—
Prepaid expenses	74,498	54,087
Accrued offering costs	—	(2,100)
Accounts payable and accrued expenses	2,045,600	255,018
Net cash used in operating activities	(548,100)	(948,244)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(30,150,000)
Net cash used in investing activities	—	(30,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	29,400,000
Proceeds from sale of Private Placements Warrants	—	750,000
Proceeds from promissory note - related party	380,000	—
Net cash provided by financing activities	380,000	30,150,000

Net Change in Cash	(168,100)	(948,244)
Cash – Beginning	183,022	1,271,928
Cash – Ending	$14,922	$323,684

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares to redemption amount	$6,559,551	$8,390,938

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from July 25, 2024 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, including the ThomasLloyd Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, including the ThomasLloyd Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On January 31, 2025, the Company announced that, commencing on February 3, 2025, the holders of the Units issued in the Initial Public Offering may elect to separate the Public Shares and the Public Warrants included in the Units. No fractional Public Warrants were issued upon separation of the Units and only whole Public Warrants trade. Any Units not separated continue to trade on The Nasdaq Global Market under the symbol “DRDBU”. The Public Shares and the Public Warrants trade on The Nasdaq Global Market under the symbols “DRDB” and “DRDBW,” respectively.

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

SEPTEMBER 30, 2026

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

Following the closing of the Initial Public Offering on December 16, 2024, and the full exercise of the over-allotment option on January 27, 2025 an amount of $231,150,000 ($10.05 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was deposited into the Company’s trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors (the “Board”) may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (“Amended and Restated Charter”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (“Public Shareholders”).

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

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (“Founder Shares”) and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Charter; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

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

On August 28, 2025, the Company received a deficiency letter (the “Deficiency Notice 1”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it was not in compliance with requirements of Nasdaq Listing Rule 5250(c)(1) (the “5250 Rule”) as a result of not having filed with the U.S. Securities and Exchange Commission (the “SEC”) its quarterly report on Form 10-Q for the quarterly period ended June 30, 2025 in the prescribed timeframe. The Deficiency Notice 1 had no immediate effect on the listing of the Company’s securities on The Nasdaq Global Market. According to the Deficiency Notice 1, the Company had a period of 60 calendar days, or until October 27, 2025, to submit a plan to Nasdaq to regain compliance. The Company filed such quarterly report on October 23, 2025. On November 5, 2025, the Company received a notice from Nasdaq confirming that it was in compliance with the 5250 Rule.

On October 1, 2025, the Company’s Board appointed John J. Birmingham as the Company’s new Chief Financial Officer. Mr. Birmingham also serves as the Company’s principal accounting officer and principal financial officer. In connection with Mr. Birmingham’s appointment, the Company and Mr. Birmingham entered into an offer letter, dated October 1, 2025 (the “Offer Letter”), pursuant to which Mr. Birmingham received a one-time initial cash payment in the amount of $25,000 and a subsequent cash payment of $50,000 on June 11, 2026, relating to the Company’s SEC reporting obligations as more specifically described in the Offer Letter, and such additional amounts as may be agreed upon by the parties. On May 27, 2026, the Company and Mr. Birmingham entered into an agreement (the “Addendum”) to extend the term of employment of Mr. Birmingham as the Company’s Chief Financial Officer until

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

the earlier of the date that (i) either party terminates the Addendum; (ii) the Company’s initial business combination is consummated; (iii) the Company is wound up; or (iv) Mr. Birmingham vacates or is removed from such position. Pursuant to the Addendum, Mr. Birmingham will receive a one-time cash payment in the amount of $25,000 relating to the remaining SEC reporting work of the Company, which was accrued and remained unpaid as of September 30, 2026, and is included in accounts payable and accrued expenses in the unaudited condensed balance sheets.

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

On August 19, 2026, the Company received a deficiency letter (the “Deficiency Notice 2”) from the Listing Qualifications Department of Nasdaq, notifying the Company that it was not in compliance with the requirements of Nasdaq Listing Rule 5450(a)(2) (the “5450 Rule”) as a result of not maintaining a minimum of 400 holders for continued listing. The Deficiency Notice 2 has no immediate effect on the listing of the Company’s securities on Nasdaq. The Company subsequently submitted a plan to Nasdaq to regain compliance, which was accepted by Nasdaq, and Nasdaq granted the Company an extension of time until February 15, 2027, to regain compliance with the 5450 Rule.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had cash of $14,922 held outside of the Trust Account and available for working capital purposes, and a working capital deficit of $2,875,561. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” Management has determined that the Company currently lacks the liquidity needed to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in the Report under Item 1. “Financial Statements” are issued, as the Company expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Completion Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 4, 2026 (the “2025 Annual Report”). The quarterly results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $14,922 and $183,022 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

At September 30, 2026, substantially all of the assets held in the Trust Account were held in money market funds and at December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the Company’s statement of operations.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering”. Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ equity as Public Warrants and Private Placement Warrants after management’s evaluation was classified as equity.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination, including the ThomasLloyd Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets were reconciled in the following table:

	Number of
	Class A
	ordinary	Amount
	shares	$
Class A ordinary shares subject to possible redemption, December 31, 2024	20,000,000	201,317,267
Less:
Proceeds allocated to Public Warrants	—	(286,500)
Class A ordinary shares issuance at cost	—	(594,163)
Plus:
Gross proceeds from exercise of Over-allotment Units	3,000,000	30,000,000
Remeasurement of carrying value to redemption value	—	10,751,951
Class A ordinary shares subject to possible redemption, December 31, 2025	23,000,000	241,188,555
Plus:
Remeasurement of carrying value to redemption value	—	1,650,332
Class A ordinary shares subject to possible redemption, March 31, 2026	23,000,000	242,838,887
Plus:
Remeasurement of carrying value to redemption value	—	2,641,365
Class A ordinary shares subject to possible redemption, June 30, 2026	23,000,000	245,480,252
Plus:
Remeasurement of carrying value to redemption value	—	2,267,854
Class A ordinary shares subject to possible redemption, September 30, 2026	23,000,000	247,748,106

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The calculation of diluted net income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Public Warrants and Private Placement Warrants are exercisable to purchase 19,635,000 Class A ordinary shares in the aggregate, including 11,500,000 Public Warrants and 8,135,000 Private Placement Warrants. As of September 30, 2026 and December 31, 2025, the Company had dilutive securities that are Public Warrants and Private Placement Warrants that could potentially be exercised into Class A ordinary shares and then share in the earnings of the Company. The Warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended
	September 30,
	2026		2025
	Class A	Class B non-	Class A	Class B non-
	redeemable	redeemable	redeemable	redeemable
Numerator:
Allocation of net income	$1,434,987	$478,329	$1,603,325	$534,442
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	7,666,667	23,000,000	7,666,667
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.07	$0.07

	For the Nine Months Ended
	September 30,
	2026		2025
	Class A	Class B non-	Class A	Class B non-
	redeemable	redeemable	redeemable	redeemable
Numerator:
Allocation of net income	$2,911,562	$970,521	$4,769,150	$1,610,492
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	7,666,667	22,703,297	7,666,667
Basic and diluted net income per ordinary share	$0.13	$0.13	$0.21	$0.21

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Stock-based compensation expense is recognized only when the performance condition is probable of achievement.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Warrants

As of September 30, 2026 and December 31, 2025, there were 19,635,000 warrants outstanding, including 11,500,000 Public Warrants, and 8,135,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Charter (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

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

During the third quarter of 2026, the Sponsor transferred interests in the Sponsor representing 50,000 Founder Shares to two of the Company’s newly appointed directors in recognition of and compensation for their future services to the Company. The assignment of the indirect interests in the Founder Shares to the Company’s directors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the indirect interests in the 50,000 Founder Shares granted to the Company’s directors was $133,125 or $2.66 per share. In the process of estimation of the fair value of the indirect interests in the Founder Shares, management used the value of the Company’s publicly traded shares at the dates of the respective grants, adjusted for the probability of consummation of a Business Combination of 50% as well a discount for the lack of marketability of the Founder Shares of 50%. The indirect interests in the Founder Shares were effectively assigned to the directors subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expenses related to the indirect interests in the Founder Shares are recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of the Founder Shares subject to the indirect interests, times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the indirect interests in the Founder Shares. The ThomasLloyd Business Combination Agreement (as defined below) is subject to certain conditions to closing, including, among others, the approval by the Company’s shareholders. As a result, the Company determined that as of September 30, 2026, the performance condition attached to the indirect interests in the Founder Shares transferred to the newly appointed directors (i.e. consummation of a Business Combination) has not been met, and, therefore, no stock-based compensation expense has been recognized.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

On December 16, 2025, the Company issued a promissory note to the Sponsor in an amount of up to $200,000 for working capital needs. The note bears no interest and is repayable on the earlier of (a) the date that Company consummates the Company’s initial Business Combination and (b) the date of the liquidation of the Company. The full amount of the promissory note was drawn and outstanding as of September 30, 2026 and December 31, 2025.

On February 16, 2026, the Company issued a promissory note to the Sponsor in an amount of up to $300,000 for working capital needs. The note bears no interest and is repayable on the earlier of (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company. $280,000 was drawn and outstanding as of September 30, 2026.

On June 4, 2026, the Company issued a promissory note to the Sponsor in an amount of up to $100,000 for working capital needs. The note bears no interest and is repayable on the earlier of (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company. $100,000 was drawn and outstanding as of September 30, 2026.

Administrative Services Agreement

On December 12, 2024, the Company entered into an agreement with the Sponsor stipulating that commencing on December 13, 2024, and through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support.

The Company incurred $30,000 and $90,000 for administrative services for the three and nine months ended September 30, 2026, respectively. $60,000 of such incurred fees remained unpaid and included in the accounts payable and accrued expenses line item in the Company’s balance sheet as of September 30, 2026.

The Company incurred and paid $30,000 and $90,000 for administrative services for the three and nine months ended September 30, 2025.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be requested by the Company (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, other than the promissory notes described above, no Working Capital Loans were outstanding.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to the Roman II Registration Rights Agreement (as defined below) signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Business Combination Agreement

On February 27, 2026, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “ThomasLloyd Business Combination Agreement”) with (i) ThomasLloyd Climate Solutions B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid), with its corporate seat in Amsterdam, the Netherlands (“ThomasLloyd”), and (ii) each of the holders of ThomasLloyd’s outstanding ordinary shares as named in the Business Combination Agreement (the “Sellers” or “ThomasLloyd Shareholders”). TL Topco PLC, a public limited company to be incorporated under the laws of England and Wales (“PubCo”) and ThomasLloyd Climate Solutions Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of PubCo (“Merger Sub” and, together with PubCo, the “PubCo Parties” and each, a “PubCo Party”), will become parties to the ThomasLloyd Business Combination Agreement following the formation of PubCo. Pursuant to the ThomasLloyd Business Combination Agreement, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving company and a direct, wholly owned subsidiary of PubCo (“Merger”). The effective time of the Merger is referred to as the “Merger Effective Time”. As a result of the Merger, each issued and outstanding share of the Company’s Class A Ordinary Shares and Class B Ordinary Shares, other than the Roman Dissenting Shares (each as defined in the ThomasLloyd Business Combination Agreement) will no longer be outstanding and will be automatically cancelled and converted into and exchanged for the right to receive one PubCo Class A Ordinary Share (as defined below), and each issued and outstanding Roman Warrant (as defined in the ThomasLloyd Business Combination Agreement) will become one warrant to purchase one PubCo Class A Ordinary Share (“PubCo Warrant”), with PubCo issuing a number of PubCo Class A Ordinary Shares and PubCo Warrants in accordance with the terms of the ThomasLloyd Business Combination Agreement. At least one day following the Merger Effective Time, PubCo will acquire all of the issued and outstanding ordinary shares of ThomasLloyd from the Sellers in exchange for the issuance by PubCo of new ordinary shares, par value $0.01 per share, consisting of Class A ordinary shares (“PubCo Class A Ordinary Shares”) and Class B ordinary shares (“PubCo Class B Ordinary Shares” and, together with the PubCo Class A Ordinary Shares, the “PubCo Shares”). Subject to the terms and conditions of the ThomasLloyd Business Combination Agreement, PubCo will issue to the Sellers in the aggregate, a number of PubCo Class A Ordinary Shares or PubCo Class B Ordinary Shares, as applicable, with an aggregate value up to an amount equal to the relevant portion of the Share Exchange Aggregate Consideration (as defined in the ThomasLloyd Business Combination Agreement, based on an equity value of $850,000,000), with PubCo allotting and issuing to each Seller, for each ThomasLloyd ordinary share held, a number of PubCo Class A Ordinary Shares and/or PubCo Class B Ordinary Shares, as applicable, equal to the Per Share Exchange Ratio in accordance with the Allocation Schedule (each as defined in the ThomasLloyd Business Combination Agreement).

The ThomasLloyd Business Combination is expected to close in the first quarter of 2027 and is subject to, among other things, the filing of a registration statement on Form F-4 with the SEC and its effectiveness, the receipt of the requisite approvals of the Company’s shareholders and ThomasLloyd’s shareholders and the fulfillment of other customary closing conditions. Absent an extension of the Completion Window, which would require shareholder approval, the ThomasLloyd Business Combination must be consummated by December 16, 2026.

Sponsor Support Agreement

Concurrently with the execution of the ThomasLloyd Business Combination Agreement, the Company, the Sponsor, and ThomasLloyd entered into the sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the ThomasLloyd Business Combination Agreement, the Merger, and each other proposal related to the transactions contemplated under the ThomasLloyd Business Combination Agreement (“Transactions”), and against any alternative transactions or agreements that would impede, hinder, interfere with, delay, postpone, frustrate, prevent or nullify the Transactions, (ii) not redeem any Subject Shares (as defined in the Sponsor Support Agreement) in connection with the Transactions, (iii) be bound by certain other covenants and agreements related to the ThomasLloyd Business Combination, (iv) be bound by certain transfer restrictions with respect to its shares in the Company prior to the expiration time of the Sponsor Support Agreement, (v) be subject to the restrictions contemplated by the ThomasLloyd Lock-Up Agreement (as defined below), (vi) waive anti-dilution protections with respect to the conversion of the Company’s Class B Ordinary Shares, (vii) convert each of the Company’s Class B Ordinary Shares into one Class A Ordinary Share of the Company, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement, (viii) waive any appraisal rights to dissent from the Transactions, and (ix) not amend, terminate or modify the Insider Letter (as defined in the Sponsor Support Agreement) without ThomasLloyd’s prior written consent. PubCo will become a party to the Sponsor Support Agreement by executing a signature page thereto.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

ThomasLloyd Registration Rights Agreement

In connection with the Transactions, PubCo, the Company, the Sponsor, and certain shareholders of the Company and ThomasLloyd will enter into a registration rights agreement with ThomasLloyd (the “ThomasLloyd Registration Rights Agreement”). Pursuant to the ThomasLloyd Registration Rights Agreement, among other things, PubCo will agree that, within thirty (30) days following the Closing Date, PubCo will file with the SEC a registration statement registering the resale of certain PubCo Shares held by or issuable to the parties thereto (such registration statement, the “ThomasLloyd Resale Registration Statement”), and PubCo will use its commercially reasonable efforts to have the ThomasLloyd Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof, but no later than the earlier of (i) sixty (60) days following the filing (or ninety (90) days if the SEC reviews the ThomasLloyd Resale Registration Statement) and (ii) seven (7) business days after the SEC notifies PubCo that the ThomasLloyd Resale Registration Statement will not be reviewed. Such holders will be entitled to customary piggyback registration rights and demand registration rights, including underwritten demands. The ThomasLloyd Registration Rights Agreement also provides for liquidated damages payable to holders if PubCo fails to file or have declared effective the ThomasLloyd Resale Registration Statement within the required timeframes.

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

ThomasLloyd Lock-Up Agreement

In connection with the consummation of the Transactions, the Sponsor and the ThomasLloyd Shareholders will enter into a lock-up agreement with ThomasLloyd and PubCo (the “ThomasLloyd Lock-Up Agreement”).

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

Amended and Restated Business Combination Marketing Agreement

In connection with the signing of the ThomasLloyd Business Combination Agreement, the Company, ThomasLloyd and B. Riley entered into an amended and restated Business Combination Marketing Agreement (the “Amended and Restated Business Combination Marketing Agreement”), which amended and restated the Business Combination Marketing Agreement, dated December 12, 2024, by and between the Company and B. Riley. Pursuant to the Amended and Restated Business Combination Marketing Agreement, B. Riley will provide certain advisory, marketing and capital markets services to the Company in connection with certain business combinations, including the ThomasLloyd Business Combination. As consideration for such services, the Company has agreed to pay B. Riley a fee equal to 4.5% of the gross proceeds received by the Company from the sale of its equity securities in the Initial Public Offering, including any proceeds from the full exercise of the underwriters’ over-allotment option (the “Fee”). In connection with the ThomasLloyd Business Combination, the Fee will be structured and calculated based on the gross proceeds available to PubCo at the Closing, including proceeds retained from the Trust Account following the redemption deadline, proceeds from any PIPE Financing and proceeds from any other sources (collectively, the “Gross Proceeds”) as follows: 30% of the Gross Proceeds on the first $10.0 million of Gross Proceeds; 10% of the incremental Gross Proceeds exceeding $10.0 million, up to the total amount of the Fee.

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Committed Equity Facility Term Sheet

In connection with the consummation of the Transactions, the Company, ThomasLloyd and B. Riley entered into a binding term sheet relating to the CEF (the “CEF Term Sheet”). Pursuant to the CEF Term Sheet, subject to the consummation of the ThomasLloyd Business Combination and the execution of definitive documentation, B. Riley will agree to purchase, from time to time during the 36-month commitment period following closing, up to an aggregate of $200.0 million (the “Aggregate Commitment Amount”) of PubCo’s common stock, at a purchase price equal to 97.0% of the volume-weighted average price of PubCo’s common stock during a defined pricing period, subject to customary ownership, exchange cap and volume limitations. In consideration for the investor’s commitment, PubCo will agree to pay the investor a commitment fee of 1.0% of the Aggregate Commitment Amount and to reimburse certain expenses, up to $75,000, not including quarterly legal fees of up to $7,500 in quarters where the CEF is used. If the engagement of a qualified independent underwriter is required, PubCo will reimburse B. Riley up to an additional $55,000 for such engagement. The CEF Term Sheet is subject to customary conditions, including the negotiation of a definitive purchase agreement.

Service Provider Agreement

On February 16, 2026, the Company entered into a consulting agreement (the “Roman Consulting Agreement”) with ICR LLC (“ICR”) to provide certain services to the Company related to its initial Business Combination, which agreement was subsequently superseded and replaced by an agreement dated October 1, 2026 between ICR and ThomasLloyd, effective on July 1, 2026 (“ThomasLloyd Consulting Agreement”).

Pursuant to the ThomasLloyd Consulting Agreement, the Roman Consulting Agreement was superseded and replaced in its entirety, and ThomasLloyd was substituted for the Company as a party to the ThomasLloyd Consulting Agreement for all purposes. Notwithstanding such substitution and replacement, the termination of the Roman Consulting Agreement did not release the Company or ThomasLloyd from any obligations previously undertaken by the Company under the Roman Consulting Agreement. Instead, ThomasLloyd assumed the Company’s obligations under the ThomasLloyd Consulting Agreement pursuant to the Roman Consulting Agreement.

According to the terms of the ThomasLloyd Consulting Agreement, ICR’s compensation consists of the following:

●	$25,000 per month commencing with the initial date of the Roman Consulting Agreement through August 31, 2026;
●	A lump sum of $78,750 to be paid by ThomasLloyd within 30 days of the Transaction Date (as defined in the ThomasLloyd Consulting Agreement) or the abandonment, termination, or cancellation of the Transaction (as defined in the ThomasLloyd Consulting Agreement);
●	$20,000 per month, plus any reimbursement expenses owing under the ThomasLloyd Consulting Agreement, commencing on September 1, 2026 through the earlier of (a) the Transaction Date; or (b) the abandonment, termination, or cancellation of the Transaction for any reason or no reason;

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

●	a transaction fee tied to redemption outcomes at the completion of the initial Business Combination, ranging from $150,000 to $300,000 payable in the case of successful completion of initial Business Combination; and
●	a fully discretionary bonus of $100,000, payable in full or in part at the sole discretion of ThomasLloyd based on performance.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On July 25, 2024, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. As of September 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2026

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

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s Amended and Restated Charter or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Charter, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s Amended and Restated Charter, such actions include amending the Amended and Restated Charter and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Amended and Restated Charter may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

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

ROMAN DBDR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$247,748,106	$241,188,555

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of September 30, 2026 and December 31, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, which are held in the Trust Account.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
General and administrative expenses	$354,538	$513,304	$2,677,468	$1,249,409
Interest earned on the Trust Account	$2,267,854	$2,651,071	$6,559,551	$7,360,268
Net income	$1,913,316	$2,137,767	$3,882,083	$6,379,642
Total assets	$247,813,950	$239,328,250	$247,813,950	$239,328,250

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

SEPTEMBER 30, 2026

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

On November 4, 2026, Randolph C. Read resigned as a director, a member of the Audit Committee, and a member of the Compensation Committee, of the company, with immediate effect. On November 4, 2026, the Company’s Board appointed Bryn Sherman as chairperson of the Compensation Committee, and Hunter Gary as a member of the Audit Committee, of the Company, with immediate effect.

On October 26, 2026, the Company filed a preliminary proxy statement for an extraordinary general meeting in lieu of annual meeting of the Company to be held in December 2026, to approve, among other items, a proposal to amend the Company’s Amended and Restated Charter to extend the date by which the Company must consummate its initial Business Combination from December 16, 2026 to June 16, 2027, which is 30 months from the closing date of the Company’s Initial Public Offering, or such earlier date as is determined by the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (the “Report”) including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

We may seek to extend the Completion Window consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our shareholders, and our public shareholders will be provided the opportunity to redeem all or a portion of their public shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the continued listing rules of Nasdaq, as they exist as of the date of the Report (the “Nasdaq Rules”), currently require special purpose acquisition companies (“SPACs”), such as us, to complete their initial Business Combination in accordance with the requirement pursuant to the Nasdaq Rules that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its IPO registration statement (the “Nasdaq 36-Month Requirement”). If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

ThomasLloyd Business Combination

On February 27, 2026, we, ThomasLloyd, and each of the ThomasLloyd Shareholders, entered into the ThomasLloyd Business Combination Agreement. PubCo and Merger Sub will become parties to the ThomasLloyd Business Combination Agreement following the formation of PubCo. The ThomasLloyd Business Combination Agreement and the transactions contemplated under the ThomasLloyd Business Combination were unanimously approved by the boards of directors (the “Board”) of each of our Company and ThomasLloyd. The ThomasLloyd Business Combination is expected to close in the first quarter of 2027 and is subject to, among other things, the filing of a registration statement on Form F-4 with the SEC and its effectiveness, the receipt of the requisite approvals of our shareholders and ThomasLloyd’s shareholders and the fulfillment of other customary closing conditions.

The ThomasLloyd Business Combination Agreement provides, among other things, that at least one day prior to the share exchange described below, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving company after the Merger and a direct, wholly owned subsidiary of PubCo. As a result of the Merger, each issued and outstanding Class A ordinary share and Class B ordinary share, other than each Roman Dissenting Share, will no longer be outstanding and will be automatically cancelled and converted into and exchanged for the right to receive one PubCo Class A Ordinary Share, and each issued and outstanding Roman Warrant will become one PubCo Warrant to purchase one PubCo Class A Ordinary Share, with PubCo issuing a number of PubCo Class A Ordinary Shares and PubCo Warrants in accordance with the terms of the ThomasLloyd Business Combination Agreement.

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

Recent Developments

On April 22, 2026, James Nevels resigned as a director of the Company, with immediate effect. On April 27, 2026, we appointed Randolph C. Read to serve as an independent director, with immediate effect. Mr. Read also serves as the Chairperson of the Compensation Committee and a member of the Audit Committee of the Board. On May 11, 2026, Michael Woods resigned as our director, with immediate effect. On May 11, 2026, our Board appointed Hunter C. Gary to serve as an independent director and a member of the Compensation Committee of the Board, with immediate effect. In connection with their appointments, each of Mr. Read and Mr. Gary has received for his services as a director an indirect interest in the Founder Shares through membership interests in the Sponsor.

On May 27, 2026, we and Mr. Birmingham entered into an Addendum to extend the term of employment of Mr. Birmingham as our Chief Financial Officer until the earlier of the date that (i) either party terminates the Addendum; (ii) our initial Business Combination is consummated; (iii) we are wound up; or (iv) Mr. Birmingham vacates or is removed from such position. Pursuant to the Addendum, Mr. Birmingham will receive a one-time cash payment in the amount of $25,000 relating to our remaining SEC reporting work, which was accrued and remained unpaid as of September 30, 2026, and is included in accounts payable and accrued expenses in the unaudited condensed balance sheets.

On May 6, 2026, we entered into an agreement with Lucid in connection with the proposed private placement, backstop financing, or other financing of our equity, equity-linked, convertible debt, or straight debt securities relating to the ThomasLloyd Business Combination Agreement. In consideration for the services described above, Lucid shall be entitled to receive, and we agreed to pay Lucid, the following compensation, including (i) an offering fee equal to 6% of gross proceeds raised in such financing, and (ii) an advisory fee equal to 3% of the aggregate consideration or equity value of any strategic transaction entered into with any party introduced to the Company by Lucid during the agreement period.

On May 13, 2026, we engaged Berenberg and Lucid to act as co-placement agents in connection with a proposed private placement, whether in one or a series of offerings, of equity or equity-related securities of a newly formed entity that will be our ultimate parent, the proceeds of which ultimately will be used to fund the ThomasLloyd Business Combination.

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

On August 19, 2026, we received the Deficiency Notice 2 from the Listing Qualification Department of Nasdaq, notifying us that we were not in compliance with the requirements of the 5450 Rule as a result of not maintaining a minimum of 400 holders for continued listing. The Deficiency Notice 2 has no immediate effect on the listing of our securities on Nasdaq. We subsequently submitted a plan to Nasdaq to regain compliance, which was accepted by Nasdaq, and Nasdaq granted us an extension of time until February 15, 2027, to regain compliance with the 5450 Rule.

On November 4, 2026, Randolph C. Read resigned as a director, a member of the Audit Committee, and a member of the Compensation Committee, of our company, with immediate effect. On November 4, 2026, our board appointed Bryn Sherman as chairperson of the Compensation Committee, and Hunter Gary as a member of the Audit Committee, of our company, with immediate effect.

On October 26, 2026, we filed a preliminary proxy statement (the “2026 Proxy”) for an extraordinary general meeting in lieu of annual meeting of our company to be held in December 2026, to approve, among other items, a proposal to amend our Amended and Restated Charter to extend the date by which we must consummate our initial Business Combination from December 16, 2026 to June 16, 2027, which is 30 months from the closing date of our Initial Public Offering, or such earlier date as is determined by our Board.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 25, 2024 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for and consummate the Initial Public Offering, and following the closing of the Initial Public Offering, searching for a target with which to consummate a Business Combination, including the ThomasLloyd Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,913,316, which consisted of interest earned on investments held in the Trust Account of $2,267,854, offset by general and administrative expenses of $354,538.

For the nine months ended September 30, 2026, we had net income of $3,882,083, which consisted of interest earned on investments held in the Trust Account of $6,559,551, offset by general and administrative expenses of $2,677,468.

For the three months ended September 30, 2025, we had net income of $2,137,767, which consisted of interest earned on investments held in the Trust Account of $2,651,071, offset by general and administrative expenses of $513,304.

For the nine months ended September 30, 2025, we had net income of $6,379,642, which consisted of interest earned on investments held in the Trust Account of $7,360,268, as well as change in fair value of over-allotment liability of $268,783, offset by general and administrative expenses of $1,249,409.

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

Following the closing of our Initial Public Offering, the Private Placement and the full exercise of the over-allotment option, a total of $231,150,000 was placed in the Trust Account. We incurred $5,328,515 of offering expenses, consisting of $4,600,000 of cash underwriting fees and $728,515 of other offering costs. The proceeds held in the Trust Account are currently invested in money market funds that invest in U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination.

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

For the nine months ended September 30, 2026, cash used in operating activities was $548,100. Net income of $3,882,083 was affected by interest earned on investments held in the Trust Account of $6,559,551. Changes in operating assets and liabilities provided $2,129,368 of cash from operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $948,244. Net income of $6,379,642 was affected by the interest earned on investments held in the Trust Account of $7,360,268 and a change in the fair value of over-allotment option of $268,783. Changes in operating assets and liabilities provided $301,165 of cash from operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $247,748,106. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $14,922. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we would repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay any Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants. As of September 30, 2026, $580,000 was outstanding under promissory notes issued to the Sponsor for working capital needs (see Note 5 to the unaudited condensed financial statements).

As of September 30, 2026, we had a working capital deficit of $2,875,561. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” Management has determined that we currently lack the liquidity needed to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in the Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Completion Window, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Completion Window. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

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

The Company incurred $30,000 and $90,000 for administrative services for the three and nine months ended September 30, 2026, respectively. $60,000 of such incurred fees remained unpaid and included in the accounts payable and accrued expenses line item in the Company’s balance sheet as of September 30, 2026.

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

Committed Equity Facility Term Sheet

In connection with the consummation of the Transactions, our Company, ThomasLloyd and B. Riley entered into the CEF Term Sheet relating to the CEF. Pursuant to the CEF Term Sheet, subject to the consummation of the ThomasLloyd Business Combination and the execution of definitive documentation, B. Riley will agree to purchase, from time to time during the 36-month commitment period following closing, up to an aggregate of $200.0 million of PubCo’s common stock, at a purchase price equal to 97.0% of the volume-weighted average price of PubCo’s common stock during a defined pricing period, subject to customary ownership, exchange cap and volume limitations. In consideration for the investor’s commitment, PubCo will agree to pay the investor a commitment fee of 1.0% of the Aggregate Commitment Amount and to reimburse certain expenses, up to $75,000, not including quarterly legal fees of up to $7,500 in quarters where the CEF is used. If the engagement of a qualified independent underwriter is required, PubCo will reimburse B. Riley up to an additional $55,000 for such engagement. The CEF Term Sheet is subject to customary conditions, including the negotiation of a definitive purchase agreement.

Service Provider Agreement

On February 16, 2026, we entered into a consulting agreement (the “Roman Consulting Agreement”) with ICR LLC (“ICR”) to provide certain services to us related to our initial Business Combination, which agreement was subsequently superseded and replaced by an agreement dated October 1, 2026 between ICR and ThomasLloyd, effective on July 1, 2026 (“ThomasLloyd Consulting Agreement”).

Pursuant to the ThomasLloyd Consulting Agreement, the Roman Consulting Agreement was superseded and replaced in its entirety, and ThomasLloyd was substituted for us as a party to the ThomasLloyd Consulting Agreement for all purposes. Notwithstanding such substitution and replacement, the termination of the Roman Consulting Agreement did not release us or ThomasLloyd from any obligations previously undertaken by us under the Roman Consulting Agreement. Instead, ThomasLloyd assumed our obligations under the ThomasLloyd Consulting Agreement pursuant to the Roman Consulting Agreement.

According to the terms of the ThomasLloyd Consulting Agreement, ICR’s compensation consists of the following:

●	$25,000 per month commencing with the initial date of the Roman Consulting Agreement through August 31, 2026;
●	A lump sum of $78,750 to be paid by ThomasLloyd within 30 days of the Transaction Date (as defined in the ThomasLloyd Consulting Agreement) or the abandonment, termination, or cancellation of the Transaction (as defined in the ThomasLloyd Consulting Agreement);
●	$20,000 per month, plus any reimbursement expenses owing under the ThomasLloyd Consulting Agreement, commencing on September 1, 2026 through the earlier of (a) the Transaction Date; or (b) the abandonment, termination, or cancellation of the Transaction for any reason or no reason;
●	a transaction fee tied to redemption outcomes at the completion of the initial Business Combination, ranging from $150,000 to $300,000 payable in the case of successful completion of initial Business Combination; and
●	a fully discretionary bonus of $100,000, payable in full or in part at the sole discretion of ThomasLloyd based on performance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weakness related to the insufficient segregation of duties to safeguard company assets.

In light of this material weakness, we plan to enhance our processes to provide for appropriate segregation of duties, including independent review and approval of cash disbursements, journal entries and account reconciliations, and greater use of third-party professionals to supplement our limited internal resources. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls over the safeguarding of company assets and financial reporting, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in the Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025, (iii) 2025 Annual Report, (iv) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025 and September 30, 2025 and March 31, 2026, as filed with the SEC on May 21, 2025, October 23, 2025, November 13, 2025, and May 20, 2026, respectively, and (v) 2026 Proxy, as filed with the SEC on October 26, 2026. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We are seeking to extend the date by which we must consummate the Business Combination, which could likely result in a reduction in the amount held in our Trust Account and may have other adverse effects on our Company.

We anticipate being unable to consummate our initial Business Combination on or before December 16, 2026, which is 24 months from the closing date of the Initial Public Offering (the “Completion Window”). Consequently, we are seeking shareholder approval to extend the Completion Window by amending our Amended and Restated Charter (the “Extension”) to extend such date from December 16, 2026 to June 16, 2027, which is 30 months from the closing date of our Initial Public Offering. In connection with the approval of the Extension, the holders of the public shares will be provided the opportunity to have all or a portion of their public shares redeemed. Any redemptions will likely result in a reduction in the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our listing on Nasdaq. However, we may choose to abandon the Extension at any time before a shareholder meeting is held to approve the Extension.

If we do not seek shareholder approval of, or our shareholders do not approve, the Extension, at the end of the Completion Window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

For risks related to ThomasLloyd and the ThomasLloyd Business Combination, please see the registration statement on Form F-4 to be filed with the SEC by the parties to the ThomasLloyd Business Combination Agreement, once filed.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMAN DBDR ACQUISITION CORP. II

Date: November 12, 2026	By:	/s/ John J. Birmingham
	Name:	John J. Birmingham
	Title:	Chief Financial Officer